Form 10QSB
period 1996-08-31
SPINNAKER H A INC
filed 1996-12-06
CIK 859919

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 31, 1996

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                           Commission File No.0-21099

                               HA SPINNAKER, INC.
             (Exact name of Registrant as specified in its charter)

           Colorado                                            84-112830
   (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                       Identification No.)

         5650 Greenwood Plaza, # 216,
         Englewood, Colorado                                      80111
         (Address of principal executive offices)               (Zip Code)


                                 (303) 741-1118
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares outstanding of Registrant's common stock, par value $ .0001 per share, as of August 31, 1996 was 28,600,000 shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM I.           Financial Statements

To the Board of Directors and Stockholders of H. A. Spinnaker, Inc.


The accompanying balance sheet of H. A. Spinnaker, Inc. (a development stage company), as of August 31, 1996, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.


Aurora, Colorado
November 30, 1996

                                                     COMISKEY & COMPANY
                                                     PROFESSIONAL CORPORATION

                              H. A. Spinnaker, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 August 31, 1996






         ASSET
CURRENT ASSETS
   Cash and cash equivalents                                         $       -
                                                                      --------
         Total current assets                                                -

         TOTAL ASSETS                                                $       -
                                                                      ========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $       -
   Accounts payable - related party                                      2,879
                                                                      --------

         Total current liabilities                                       2,879


STOCKHOLDERS' EQUITY
   Common stock, $0.0001 par value; 1,000,000,000
      shares authorized; 28,600,000 shares issued
      and outstanding                                                    2,860
   Additional paid-in capital                                           37,212
   Deficit accumulated during the
      development stage                                                (42,951)
                                                                      ---------
         Total stockholders' equity                                     (2,879)

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $       -
                                                                      ========

    The accompanying notes are an integral part of the financial statements.

                              H. A. Spinnaker, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                          Period
                          September    Three       Three       Nine        Nine
                          28, 1990     Months      Months      Months      Months
                          (Inception)  ended       ended       ended       ended
                          to August    August      August      August      August
                          31, 1996     31, 1996    31, 1995    31, 1996    31, 1995
                          ----------   ----------  ----------  ----------  ----------
REVENUES
  Investment income      $     393    $       -   $        -   $       -   $     -


EXPENSES
  Wages                     25,000            -            -           -         -
  Rent                       7,200            -            -           -         -
  Legal and accounting      10,644         (393)           -        (393)    2,747
  Amortization                 500            -            -           -         -
                           --------     --------    --------    --------   -------
        Total expenses      43,344         (393)           -        (393)    2,747
                           --------     --------    --------    --------   -------
NET LOSS                   (42,951)         393            -         393    (2,747)

Accumulated deficit
  Balance,
    beginning of period          -      (43,344)     (43,344)    (43,344)  (40,597)
                           --------     --------    --------    ---------  --------
  Balance,
        end of period   $  (42,951)  $  (42,951)  $  (43,344)$   (42,951) $(43,344)
                           ========     ========     ========    ========  ========
NET LOSS PER SHARE      $     (NIL)  $     (NIL)  $     (NIL)$      (NIL) $   (NIL)
                           ========     ========     ========    ========  ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING       28,600,000   28,600,000  28,600,000 28,600,000 28,600,000
                           ==========   ==========  ========== ========== ==========


    The accompanying notes are an integral part of the financial statements.

                              H. A. Spinnaker, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                              Period
                                              September 28,  Nine         Nine
                                              1988           Months       Months
                                              (Inception)    ended        ended
                                              to August      August       August
                                              31, 1996       31, 1996     31, 1996
                                              ----------     ----------   ----------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net loss                                   $ (42,951)     $     393    $  (2,747)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                                 500              -            -
      Rent                                       2,918              -            -
      Wages                                     23,054              -            -
      Stocks for services                        2,000              -            -
    Changes in:
      Current liabilites                         2,879           (393)       2,747
                                             ---------      ---------    ---------
    Net cash used by operating
      activities                               (11,600)             -            -

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                        (500)             -             -
                                             ---------      ---------    ---------
    Net cash used by
      investing activities                       (500)             -             -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                     12,100              -             -
                                             ---------      ---------    ---------
    Net cash provided
      by financing activities                  12,100              -             -
                                             ---------      ---------    ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                         -              -             -

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               -              -             -
                                             ---------      ---------    ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                             $       -      $       -    $        -
                                             =========      =========    =========


    The accompanying notes are an integral part of the financial statements.

                              H. A. Spinnaker, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 1996



1.  Management's representation of interim financial information

The accompanying financial statements have been prepared by H. A. Spinnaker, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulation, and management believes that the disclosures are adequate to make the information presented not misleading. These finanacial statements which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and reoccurring nature. These financial statements should be read in conjunction with the audited financial statements at November 30, 1995.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations

         The Company has generated no revenues from its operations and has been a development stage company since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead.

         During the period of this report, the Company has not engaged in any preliminary efforts intended to identify any possible acquisitions nor entered into a letter of intent concerning any business opportunity.

        Liquidity and Capital Resources

         As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this fiscal year.

         Management feels that the Company has inadequate working capital to pursue any operations. For the foreseeable future, the Company intends to pursue acquisitions as a means to develop the Company. Otherwise, the Company will have negligible capital requirements prior to the consummation of any acquisition plan and can operate in the interim. The Company does not intend to pay dividends in the foreseeable future.


                           PART II- OTHER INFORMATION


ITEM 1.           Legal Proceedings

         No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 2.           Changes in Securities. None.

ITEM 3.           Defaults upon Senior Securities.  None.

ITEM 4.           Submission of Matters to a Vote of Security Holders.  None

ITEM 5.           Other Information. None.

ITEM 6.           Exhibits and Reports on Form 8-K.

No exhibits as set forth in Regulation S-K are considered necessary in this lO-QSB filing.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HA Spinnaker, Inc.



Dated:  12-5-96                             By: /s/ Gregory W. Skufca
                                            ---------------------------
                                                Gregory W. Skufca
                                                President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                            CHIEF FINANCIAL OFFICER



Dated:  12-5-96                             By: /s/ William L. Skufca
                                            ---------------------------
                                                William L. Skufca
                                                Treasurer

                                            SECRETARY

Dated: 12-5-96                              By: /s/ William L. Skufca
                                            ---------------------------
                                                William L. Skufca
                                                Secretary