Form 10KSB
period 1996-11-30
SPINNAKER H A INC
filed 1997-02-27
CIK 859919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            FORM 10-KSB Annual Report
                        Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Fiscal Year Ended: November 30, 1996
                           Commission File No. 0-21099

                               H.A. Spinaker, Inc.
        (Exact Name of Small Business Issuer as specified in its charter)

           Colorado                                     84-112830
        (State or other                        (IRS Employer File Number)
        jurisdiction of
        incorporation)

                        5650 Greenwood Plaza Blvd
                         Suite 216, Englewood, CO         80111
               (Address of principal executive offices) (zip code)

                                 (303) 741-1118
              (Registrant's telephone number, including area code)

     Securities to be Registered Pursuant to Section 12(b) of the Act: None

        Securities to be Registered Pursuant to Section 12(g)of the Act:

                    Common Stock, $0.0001 per share par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year $-0- The aggregate market value of the voting stock of the Registrant held by non-affiliates as of November 30, 1996 was not able to be determined since the Registrant's stock has not ever traded.

     The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 1, 1997, was 28,600,000

                       DOCUMENTS INCORPORATED BY REFERENCE
            Documents incorporated by reference are found in Item 13.

                                     PART I

Item 1. Description of Business.

     (a) General Development of Business

     HA Spinnaker, Inc. (the "Company" or the "Registrant"), is a Colorado corporation. The principal business address is 5650 Greenwood Plaza, #216, Englewood, Colorado 80111.

     The Company was incorporated under the laws of the State of Colorado on September 28, 1988. Since inception, the primary activity of the Company has been directed towards organizational efforts. During this fiscal year, the Company plans to implement a program to identify potential acquisition candidates. The Company filed a Form S-18 January, 1990. This filing was withdrawn in May, 1991, because of adverse market conditions.

     As of the date of this Registration Statement, the Company has not engaged in any preliminary efforts intended to identify possible business opportunities and has neither conducted negotiations nor entered into a letter of intent concerning any business opportunity. The Company is a shell corporation whose principal purpose is to locate and consummate a merger or acquisition with a private entity. The Company filed a Form 10SB on a voluntary basis to become a public, reporting company under the Securities Act of 1934, as amended. (the "Exchange Act").

     The Company has not been subject to any bankruptcy, receivership or similar proceeding.

     (b) Narrative Description of the Business

     General

     From inception to the date of this Registration Statement, the Company has had no activities. During this period, the Company has carried no inventories or accounts receivable. No independent market surveys have ever been conducted to determine demand for the Company's products and services, since the Company has never had any products or services which it has provided to anyone. During this period, the Company has carried on no operations and generated no revenues. The Company's fiscal year end is November 30th.

     Organization

     The Company presently comprises one corporation with no subsidiaries or parent entities and is in the developmental stage.

     (c) Operations

     General

     The Company proposes to implement a business plan to investigate and, if warranted, merge with or acquire the assets or common stock of an entity actively engaged in business which generates revenues. The Company will seek opportunities for long-term growth potential as opposed to short-term earnings.

     As of the date hereof, the Company has no business opportunities under investigation. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company. Further, there is no present potential that the Company may acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates directly or indirectly have an ownership interest.

     The Company's Board of Directors intends to provide the Company's shareholders with complete disclosure documentation in the form of a proxy statement concerning any potential business opportunity and the structure of the proposed business combination prior to its consummation. While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     As a result of its filing of a Form 10SB, the Company has become subject to the reporting obligations under the Exchange Act. These include an annual report under cover of Form 10KSB, with audited financial statements, unaudited quarterly reports, and the requirement proxy statements in regard to annual shareholder meetings. Any potential acquisition or merger candidates will be required to meet these same requirements, including the necessity of audited financial statements. Such requirements may have the effect of restricting the potential pool of candidates for merger or acquisition. The Company will voluntarily file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act.

     The Registrant has no full-time employees. The Registrant's President and Secretary-Treasurer have agreed to allocate a portion of their time to the activities of the Registrant, without compensation. These officers anticipate that the business plan of the Company can be implemented by their collectively devoting approximately twenty hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment of such officers.

     Some of the Company's officers and directors are presently involved and plan to be involved with other "blank check" companies and, as a result, additional potential conflicts of interest may arise. If such a conflict does arise in the future and an officer or director of the Company is presented with business opportunities under circumstances where there may be doubt as to whether the opportunity should belong to the Company or another "blank check" company with which they are affiliated, they will disclose the opportunity to the Boards of Directors of all such companies. If a situation arises in which more than one company desires to merge with or acquire that target company, and the principals of the proposed target company have no preference as to which company will merge with or acquire such target company, the company which first filed a Registration Statement with the U.S. Securities and Exchange Commission will be entitled to proceed with the proposed transaction.

     The primary attraction of the Registrant as a merger partner or as an acquisition vehicle will be its status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present shareholders of the Registrant.

     The Company has no present plans to hire a consultant to aid the Company in any acquisition or merger.

     The Articles of Incorporation of the Company provides that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, the assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

     General Business Plan

     The Company's purpose is to seek, investigate and, if such investigation warrants, to acquire controlling interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location. The Company may participate in a business venture of virtually any kind or nature.

     The Company will solicit prospective acquisitions based upon informal contacts or relationships which management has a will develop in the future. There are no plans to advertise for acquisitions or to hire third party consultants to facilitate acquisitions. The Company has no way of knowing how many individuals will be contacted before a potential acquisition may be finalized. The Company has no plans to do any acquisition with any associates or affiliates of management, or with management itself.

     The Company may seek a business opportunity in the form of firms which have recently commenced operations, are developing companies in need of expansion into new products or markets, are seeking to develop a new product or service or are established, mature businesses. The Company may also offer a controlling interest to such business opportunity, if the situation warrants.

     In seeking business opportunities, the management decision of the Company will be based upon the objective of seeking long-term appreciation in the value of the Company. Current income will only be a minor factor in such decisions.

     It is not anticipated that the Company will be able to participate in more than one business opportunity. However, Management may, in its sole discretion, elect to enter into more than one acquisition if it believes these transactions can be effectuated on terms favorable to the Company. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another and should be considered a substantial risk to shareholders of the Company.

     The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors. The Company will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, the Company will consider the following, among other, factors:

     (a) potential for growth, as indicated by new technology, anticipated market expansion or new products;

     (b) competitive position compared to other firms of similar size and experience within the industry segment, as well as within the industry as a whole;

     (c) strength and diversity of management, either in place or scheduled for recruitment;

     (d) capital requirements and anticipated availability of required funds to be provided by the target company from operations, through the sale of additional securities, the formation of joint ventures or similar arrangements, or from other sources;

     (e) the cost of participation by the Company as compared to the perceived tangible and intangible values and potential;

     (f)  the extent to which the business opportunity can be advanced;

     (g) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     (h) such other relevant factors as may arise from time to time, including investor and market maker, if any, interest.

     In applying the foregoing criteria, no one of which is now known to be controlling, Management will attempt to analyze all relevant factors and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of the Company's lack of capital, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take a substantial amount of time after the effective date of this Registration Statement.

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity and containing such items as: (i) a description of product, service and company history; (ii) management resumes;
(iii) financial information (including projections and audited financial statements, if available); (iv) available projections with related assumptions upon which they are based; (v) an explanation of proprietary products and services; (vi) evidence of existing patents, trademarks or service marks or rights thereto; (vii) present and proposed forms of compensation to management;
(viii) a description of transactions between the target and its affiliates during relevant periods; (ix) a description of present and required facilities;
(x) an analysis of risks and competitive conditions; (xi) a financial plan of operation and estimated capital requirements; and (xii) other information deemed relevant under the circumstances, including investor and market makers, but only after the release of public information on the target.

     As part of the Company's investigation, officers and directors will meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures to the extent of the Company's limited financial resources.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, Management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The Company has no present plans to raise any necessary capital through private placements or public offerings prior to the location of an acquisition or merger candidate.

     (d) Markets

     The Company's initial marketing plan will be focused completely on finding an acquisition candidate as discussed above. No efforts toward this marketing plan have been made as of the date of this Registration Statement.

     (e) Raw Materials

     The use of raw materials is not now material factor in the Company's operations at the present time.

     (f) Customers and Competition

     At the  present  time,  the  Company  is  expected  to be an  insignificant participant among the firms which engage in the acquisition of business opportunities. There are a number of established companies, such as venture capital and financial concerns, many of which are larger and better capitalized than the Company and/or have greater personnel resources and technical expertise. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

     (g) Backlog

     At November 30, 1996, the Company had no backlogs.

     (h) Employees

     At as of the date hereof, the Company has no employees. The Company does not plan to hire employees in the future.

     (i) Proprietary Information

     The Company has no proprietary information.

     (j) Government Regulation

     The Company is not subject to any material governmental regulation or approvals.

     (k) Research and Development

     The Company has never spent any amount in research and development activities.

     (l) Environmental Compliance

     At the present time, the Company is not subject to any costs for compliance with any environmental laws.

Item 2. Description of Properties.

     As of November 30, 1996, the Company's business office was located at 5650 Greenwood Plaza Blvd., Suite 216, Englewood, Colorado 8011, the office of Mr. Gregory W. Skufca, its President, for which it pays no rent. The Company has no other properties.

Item 3. Legal Proceedings.

     No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Principal Market or Markets.

     The Company's securities have never been listed for trading on any market and are not quoted at the present time. At the present time, the Company does not know where secondary trading will eventually be conducted. The place of trading, to a large extent, will depend upon the size of the Company's eventual acquisition. To the extent, however, that trading will be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board," a shareholder may find it more difficult to dispose of or obtain accurate quotations as to price of the Company's securities. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock.

     (b) Approximate Number of Holders of Common Stock

     As of the date hereof, a total of 28,600,000 of shares of the Company's Common Stock were outstanding and the number of holders of record of the Company's common stock at that date was four. All of the Company's shareholders acquired their respective shares in the Company during the Company's initial capitalization in 1988 and 1989. All of the issued and outstanding shares of the Company's common stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

     All of the shareholders of the Company have signed lock up agreements which will prevent all of the common shares from being sold or transferred, either in the open market or in a private transaction, until the Company has consummated a merger or acquisition and is no longer classified as a shell corporation under applicable federal or state law. The share certificates will be held by the Company's counsel until such merger or acquisition has been consummated. Any liquidation of the current shareholders after the release of the shares from the lock up may have a depressive effect upon the trading prices of the Company's securities in any future market which may develop.

     (c) Dividends

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

     (d) The Securities Enforcement and Penny Stock Reform Act of 1990

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless the Company can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that the Company's securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in the Company's securities may be required to provide additional information related to their fitness to trade the Company's shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade the Company's securities and would thereby make it unlikely that any liquid trading market would ever result in the Company's securities while the provisions of this Act might be applicable to those securities.

     (e) Blue Sky Compliance

     The trading of blank check companies may be restricted by the securities laws ("Blue Sky" laws) of the several states. Management is aware that a number of states currently prohibit the unrestricted trading of blank check companies absent the availability of exemptions, which are in the discretion of the states' securities administrators. The effect of these states' laws would be to limit the trading market, if any, for the shares of the Company and to make resale of shares acquired by investors more difficult.

     The impact of these Blue Sky laws is considered to be minimal since the Company does not intend to qualify the Company's outstanding securities for secondary trading in any state until such time as an acquisition or merger has been consummated.

     (f) Investment Company Act of 1940

     The Company does not intend to engage in any activities which would cause it to be classified as an "investment company" under the Investment Company Act of 1940, as amended. However, to the extent that the Company would inadvertently become an investment company because of its activities, the Company would be subjected to additional, costly and restrictive regulation.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     Results of Operations

     The Company has generated no revenues from its operations since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead. The Company's primary activity will be to seek an acquisition candidate. As of the end of the reporting period, the Company has concluded no acquisitions and has spoken with no potential candidates. The attempt to seek an acquisition candidate or candidates will be the primary focus of the Company's activities in the coming fiscal year.

     Liquidity and Capital Resources

     As of the end of the reporting period, the Company had no cash or cash equivalents. There was no significant change in working capital during this fiscal year.

     Management feels that the Company has inadequate working capital to pursue any business opportunities other than seeking an acquisition candidate. The Company will have minimal capital requirements prior to the consummation of any acquisition but can pursue an acquisition candidate. Until a suitable candidate is identified, Mr. Greg Skufca will personally provide the necessary funds for the operation of the Company, which are expected to be minimal. There is no plan to reimburse Mr. Skufca for any advances. The Company does not intend to pay dividends in the foreseeable future.

Item 7. Financial Statements.

     The complete financial statements are included at Item 13 herein.

Item 8. Disagreements With Accountants on Accounting and Financial Disclosure.

          The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.


                                    PART III

Item  9.  Directors,   Executive  Officers,   Promoters,  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

     The Directors and Executive Officers of the Company, their ages and positions held in the Company as of November 30, 1996 are as follows:

NAME                       AGE                POSITION HELD
-----------                ---                -------------
Gregory W. Skufca           38                President and Director

Barney E. Carlson           56                Vice President and Director

William L. Skufca           66                Secretary, Treasurer, and Director

     The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. William L. Skufca is the father of Gregory W. Skufca. Otherwise, there are no family relationships among the Company's officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

     Messrs. Gregory W. Skufca, Barney E. Carlson and William L. Skufca should be considered "parents" or "promoters" of the Company (as such terms are defined under the Securities Act), inasmuch as each has taken significant initiative in founding and organizing the business of the Company and because of the shareholdings and control positions held by each in the Company.

Gregory W. Skufca. Mr. Skufca has been the president and a director of the Company since its inception, and has been the president of Financial Communications Corp. (Financial Communications) since January, 1989. Mr. Skufca, through Financial Communications, advises public and private investors, assists in the obtaining and structuring of venture capital financing and assists companies in their public relations. Previous to Financial Communications, Mr. Skufca served as a loan officer and consultant with Skufca-Meyer Financial Corp., Lakewood, Colorado, May, 1987, until January, 1989. Skufca-Meyer was a small, privately-held Denver area lender specializing in residential mortgages and corporate financing, but is no longer in business. From May, 1985, until May, 1987, Mr. Skufca was employed as an independent sales representative with Charles Milne and Associates, Denver, Colorado, a privately-held wholesale office furniture and supply company. Previous to that he was employed as a new home salesman with Skufca and Shelton Company, Denver, Colorado,, between October, 1984, and May, 1985. This entity is also no longer in business. None of these companies or any other company with which Mr. Skufca is affiliated will provide services for the Company. There is no written policy of the Company to this effect. However, Mr. Skufca has indicated his intention not to have any company with which he is or has been associated, including, but not limited to Financial Communications Corp., provide services while he is an officer and director. Mr. Skufca has also been involved in several blank check offerings. See Previous Blank Check Offerings.

     Mr. Skufca earned a bachelor's degree from the University of Colorado at Boulder in 1980 and has attended numerous seminars in financial planning, real estate, and marketing. He was licensed with the NASD as a sales agent but is no longer licensed. Mr. Skufca is currently devoting approximately 15 hours per month to the affairs of the Company.

Barney E. Carlson. Mr. Carlson has been the vice president and director of the Company since its inception and has been employed with Yuba College, Yuba City, California, since 1971. Since 1980, Mr. Carlson has been an instructor in business law, introduction to business, supervision, business math, and career planning. He has also conducted seminars for Yuba College on business valuation, communications skills and supervision techniques. Since 1978, Mr. Carlson has also been employed by Western Practice Sales, a privately-held corporation, in Yuba City, California, as a broker, appraiser and consultant to veterinary businesses. Mr. Carlson has also been involved in several blank check offerings. See Previous Blank Check Offerings.

     Mr. Carlson served in the U.S. Army between 1963 and 1965. He earned a Master of Arts in Business from the University of Redlands, Redlands, California, in 1971 and a Bachelor of Science in Business from the University of Colorado at Boulder in 1968. Mr. Carlson is involved with numerous community groups, including the Boy Scouts, 20-30 Club International, Young Life and Right to Life. Mr. Carlson plans to devote approximately 5 hours per month to the affairs of the Company.

William L. Skufca. Mr. Skufca has been the secretary, treasurer and a director of the Company since its inception and was president of Skufca-Meyer Financial Corporation of Lakewood, Colorado, from 1986 until January, 1989. This entity is no longer in business. Mr. Skufca is currently the president of Surety Mortgage, a small real estate mortgage company specializing in convention, FHA and HUD financing. Mr. Skufca was also the president of Skufca and Company, Littleton, Colorado, from 1985 until June of 1988, when the corporation ceased business. This corporation was a small, privately-held Denver area real estate, construction and remodeling firm. Between 1957 and 1985, Mr. Skufca was secretary of Skufca and Shelton Company, Inc., of Littleton, Colorado. Skufca and Shelton was a small, privately-held Denver area custom home builder which is no longer in business. Mr. Skufca has also been involved in several blank check offerings. See Previous Blank Check Offerings.

     Mr. Skufca holds a BSBA from the University of Denver and a Colorado real estate broker's license. He plans to devote as much time as may be necessary to fulfill his responsibilities to the Company.

     Previous Blank Check Offerings

     Knight Natural Gas, Inc.

     From August, 1994 to August, 1996, Mr. Gregory Skufca served as the President and a Director. This company raised no funds but acquired certain defined assets on August 26, 1996, of Sedcore Exploration Company Limited ("Sedcore") in exchange for 5,000,000 common shares of the Company. On August 27, 1996, the Company entered into an additional acquisition of certain additional defined assets of Sedcore in exchange for 8,500,000 common shares of the Company. The Company's name was changed to "Kalan Gold Corporation" in November, 1996. Mr. Skufca ceased to be an officer, director and an affiliate of this company in August, 1996 but remains an non-affiliate shareholder.

     Marantha II, Inc.

     This company made a public offering in February, 1988 and raised $180,000. Messrs. Gregory W. and William L. Skufca served as directors and as the president and secretary, respectively, of Marantha from its inception in 1987 until its acquisition by Equity Financial Group, Inc. in 1988. They have ceased all direct and indirect affiliations with this corporation, other than the non-affiliate shareholdings which they continue to hold.

     Parle' International, Inc.

     This company made a public offering in August, 1988 and raised $200,000. Messrs. Gregory W. Skufca, Barney E. Carlson and William L. Skufca previously served as directors and as the president, vice president and secretary, respectively, of Parle'. They have ceased all direct or indirect affiliations with Parle' after its acquisition of Vision in October, 1988. None of these individuals continue to hold shares in Parle'. This company now trades as Indenet (trading symbol INDE) on NASDAQ.

     Kiwi III, Ltd.

     This company made a public offering in November, 1988 and raised $150,000. Mr. Gregory W. Skufca was president and a director of Kiwi, Mr. Barney E. Carlson was the vice-president and a director, and Mr. William L. Skufca was the secretary/treasurer and a director from Kiwi's inception until its acquisition by Beat the House in October, 1989. At that time, they ceased all direct or indirect affiliations with the corporation and have no shareholdings. This company now trades on NASDAQ as Petro Union (trading symbol PTRUQ).

     Focus V

     This company made a public offering in January, 1989 and raised $225,000. Mr. Gregory W. Skufca was president and a director of Focus V. Mr. Barney E. Carlson was the vice-president and a director, and Mr. William L. Skufca was the secretary/treasurer and a director from Focus' inception until its acquisition by Work Recover (trading symbol WRCI) in December, 1989. At that time, they ceased all direct or indirect affiliations with the corporation and have no shareholdings. This company currently trades on the NASDAQ Electronic Bulletin Board.

     Plantation

     This company made a public offering in October, 1989 and raised $150,000. Mr. Gregory Skufca previously served Plantation Capital Corp. as a director and as president/treasurer, and has served in these capacities from the inception of the corporation in August of 1988 to 1990. This company was acquired and Mr. Skufca no longer has any involvement with the new entity. This company now trades as Forestry International (trading symbol FYNI) on the NASDAQ Electronic Bulletin Board.

Item 10. Executive Compensation.

     None of the Company's officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Registrant has generated revenues from operations. Any compensation will be dependent upon a combination of factors, including the percentage of time a person devotes to the business of the Registrant, experience, ability of the Registrant to pay, and other items.

     The Company has no retirement, pension, profit sharing, stock option, insurance or other similar programs.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following sets forth the number of shares of the Registrant's $0.0001 par value common stock beneficially owned by (i) each person who, as of November 30, 1996, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant and
(iii) the Officers and Directors of the Registrant as a group.

Name and Address                     Amount and Nature of             Percent of
of Beneficial Owner                  Beneficial Ownership (1)(2)      Class
-------------------                  ---------------------------      ----------

Gregory W. Skufca(3)                      20,000,000                     69.9%
2191 W. Dry Creek Rd.
Littleton, CO 80120

Barney E. Carlson                            100,000                      0.3%
433 Ridge Road
Yuba City, CA 95991

William L. Skufca(3)                       7,000,000                     24.5%
620 Front Range Road
Littleton, CO 80120

All Officers and Directors as a Group     27,100,000                     94.7%
(three persons)

(1)  All ownership is beneficial and on record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3)  Gregory W. Skufca is the son of William L. Skufca.

All of the shareholders of the Company, which consist of four persons, have signed lock up agreements which will prevent all of the common shares from being sold or transferred, either in the open market or in a private transaction, until the Company has consummated a merger or acquisition and is no longer classified as a shell corporation under applicable federal or state law. The share certificates will be held by the Company's counsel until such merger or acquisition has been consummated. Any liquidation of the current shareholders after the release of the shares from the lock up may have a depressive effect upon the trading prices of the Company's securities in any future market which may develop.

Item 12. Certain Relationships and Related Transactions.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

     (a) The following financial information is filed as part of this report:

          (1)  Financial Statements

          (2)  Schedules

          (3) Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

                                                            Exhibit number to
Item 601                                                  Registration Statement
Exhibit No.                Description                         on Form 10-SB

    3A                     Articles and Bylaws                       +

    3B                     Articles of Amendment                     +

   10A                     Lock Up Agreement (G Skufca)              +

   10B                     Lock Up Agreement (R. Johnson)            +

   10C                     Lock Up Agreement (W. Skufca)             +

   10D                     Lock Up Agreement (B Carlson)             +

+ Previously filed.


          (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended November 30, 1996.

                              H A SPINNAKER, INC.
                         (A Development Stage Company)

                              Financial Statements

                               November 30, 1996
                                   (audited)

                                    CONTENTS



                                                       Page

INDEPENDENT AUDITORS' REPORT                           F-1

BALANCE SHEET                                          F-2

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT             F-3

STATEMENTS OF CASH FLOWS                               F-4

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)            F-5

NOTES TO FINANCIAL STATEMENTS                          F-6 to F-8

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
of H A Spinnaker, Inc.


We have audited the accompanying balance sheet of H A Spinnaker, (a development stage company) as of November 30, 1996, and the related statements of loss and accumulated deficit, cash flows, and stockholders' equity (deficit) for each of the two years then ended, and for the period from Inception (September 28, 1988) to November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of H A Spinnaker, Inc. as of November 30, 1996, and the results of its operations and its cash flows for each of the two years then ended, and for the period from inception (September 28, 1988) to November 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 6, there is substantial doubt about the Company's ability to continue as a going concern. The Company has no working capital with which to fund its activities and evaluate merger candidates. Management's plans with respect to funding future operations are also discussed in Note 6. These financial statements do not include any adjustments which may be necessary if the Company is unable to continue in existence.


Aurora, Colorado
February 24, 1997

                                        PROFESSIONAL CORPORATION

                              H A SPINNAKER, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                               November 30, 1996
                                   (audited)

       ASSETS

CURRENT ASSETS ...................................................     $   --


OTHER ASSETS .....................................................         --
                                                                       --------
TOTAL ASSETS .....................................................     $   --
                                                                       ========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
        Accounts payable - related party .........................     $  4,141
        Accounts payable .........................................         --
                                                                       --------
Total current liabilities ........................................        4,141

STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, $0.0001 par value, 1,000,000,000
                shares authorized; 28,600,000 shares issued
                and outstanding ..................................        2,860
        Preferred stock, $0.001 par value, 100,000,000
                shares authorized; no shares issued and
                outstanding ......................................         --
        Additional paid-in capital ...............................       37,212
        Deficit accumulated during the development stage .........      (44,213)
                                                                       --------
Total stockholders' equity (deficit) .............................       (4,141)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) .............     $   --
                                                                       ========

    The accompanying notes are an integral part of the financial statements.

                              H A SPINNAKER, INC.
                         (A Development Stage Company)
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                                         Period
                                         September
                                         28, 1988         Year             Year
                                         (Inception)      ended            ended
                                         to November      November         November
                                         30, 1996         30, 1996         30, 1995
                                         ----------       ----------       ----------
REVENUES
   Investment income                     $      393       $        -       $        -

EXPENSES
   Wages                                     25,000                -                -
   Rent                                       7,200                -                -
   Legal and accounting                      11,906              869            2,747
   Amortization                                 500                -                -
                                         ----------       ----------       ----------

      Total expenses                         44,213              869            2,747
                                         ----------       ----------       ----------

NET LOSS                                    (44,213)             869           (2,747)

Accumulated deficit
   Balance, beginning of period                   -           43,344          (40,597)
                                         ----------       ----------       ----------

   Balance, end of period                $  (44,213)      $  (44,213)      $  (43,344)
                                         ==========       ==========       ==========

NET LOSS PER SHARE                       $     (NIL)      $     (NIL)      $     (NIL)
                                         ==========       ==========       ==========

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                         28,600,000       28,600,000       28,600,000
                                         ==========       ==========       ==========

    The accompanying notes are an integral part of the financial statements.

                              H A SPINNAKER, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                         Period
                                         September
                                         28, 1988         Year             Year
                                         (Inception)      ended            ended
                                         to November      November         November
                                         30, 1996         30, 1996         30, 1995_
                                         ---------       ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                              $ (44,213)       $    (869)       $  (2,747)
   Noncash items included in net loss:
      Amortization                             500                -                -
      Rent                                   2,918                -                -
      Wages                                 23,054                -                -
      Stock issued for services              2,000                -                -
   Changes in:
      Current liabilities                    4,141              869            2,747
                                         ---------       ----------        ---------

         Net cash used by operating
            activities                     (11,600)               -                -

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in organization costs             (500)               -                -
                                         ---------       ----------        ---------

         Net cash used by investing
            activities                        (500)               -                -

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock to founding
      shareholders                          12,100                -                -

         Net cash provided by financing
            activities                      12,100                -                -
                                         ---------       ----------        ---------

         Net change in cash                      -                -                -

Cash, beginning of period                        -                -                -
                                         ---------       ----------        ---------

Cash, end of period                      $       -       $        -        $       -
                                         =========       ==========        =========

    The accompanying notes are an integral part of the financial statements.

                              H A SPINNAKER, INC.
                         (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
    For the period from inception (September 28, 1988) to November 30, 1996

                                                                                                    Deficit          Total
                                       Common stock                                                 accumulated      stock-
                                       ---------------------       Additional     Stock             during the       holders'
                                       Number of                   paid-in        subscriptions     development      equity
                                       shares         Amount       capital        receivable        stage            (deficit)
                                       ------         ------       ----------     -------------     -----------      ---------
Issuance of common stock
for services, September 28, 1988
 ($0.0001 per share)                   20,000,000     $ 2,000      $      -       $      -          $       -        $   2,000

Net loss for the period
ended November 30, 1988                         -           -             -              -             (4,825)          (4,825)
                                       ----------     -------      -------        -------           --------         ---------
Balances, November 30, 1988            20,000,000       2,000             -              -             (4,825)          (2,825)

Issuance of common stock
for cash, November 1, 1989
($0.001 per share)                      7,100,000         710         6,390           (100)                 -            7,000

Issuance of common stock
for cash, November 6, 1989
($0.003333 per share)                   1,500,000         150         4,850         (5,000)                 -                -

Net loss for the year
ended November 30, 1989                         -           -             -              -            (16,900)         (16,900)
                                       ----------     -------      -------        -------           --------         ---------
Balances, November 30, 1989            28,600,000       2,860        11,240         (5,100)           (21,725)         (12,725)

Receipt of stock subscriptions                  -           -             -          5,100                  -            5,100

Related party services forgiven                 -           -        25,972              -                  -           25,972

Net loss for the year
ended November 30, 1990                         -           -             -              -            (17,265)         (17,265)
                                       ----------     -------      -------        -------           --------         ---------
Balances, November 30, 1990            28,600,000       2,860        37,212              -            (38,990)           1,082

Net loss for the year ended
 November 30, 1991                              -           -             -              -               (907)            (907)
                                       ----------     -------      -------        -------           --------         ---------
Balances, November 30, 1991            28,600,000       2,860        37,212              -            (39,897)             175

                                  (CONTINUED)

                              H A SPINNAKER, INC.
                         (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
    For the period from inception (September 28, 1988) to November 30, 1996

                                                                                                    Deficit          Total
                                       Common stock                                                 accumulated      stock-
                                       ------------                Additional     Stock             during the       holders'
                                       Number of                   paid-in        subscriptions     development      equity
                                       shares         Amount       capital        receivable        stage            (deficit)
                                       ------         ------       -------        ----------        -----            ---------
Balances, November 30, 1991            28,600,000     $ 2,860      $ 37,212       $        -        $ (39,897)       $     175

Net loss for the year
ended November 30, 1992                         -           -             -                -             (100)            (100)
                                       ----------     -------      -------        -------           --------         ---------
Balances, November 30, 1992            28,600,000       2,860        37,212                -          (39,997)              75

Net loss for the year
ended November 30, 1993                         -           -             -                -              (75)             (75)
                                       ----------     -------      -------        -------           --------         ---------
Balances, November 30, 1993            28,600,000       2,860        37,212                -          (40,072)               -

Net loss for the year
ended November 30, 1994                         -           -             -                -             (525)            (525)
                                       ----------     -------      -------        -------           --------         ---------
Balances, November 30, 1994            28,600,000       2,860        37,212                -          (40,597)            (525)

Net loss for the year
ended November 30, 1995                         -           -             -                -           (2,747)          (2,747)
                                       ----------     -------      -------        -------           --------         ---------
Balances, November 30, 1995            28,600,000       2,860        37,212                -          (43,344)          (3,272)

Net loss for the period
ended November 30, 1996                         -           -             -                -             (869)            (869)
                                       ----------     -------      -------        -------           --------         ---------
Balance, November 30, 1996             28,600,000     $ 2,860      $ 37,212         $      -        $ (44,213)       $  (4,141)
                                       ==========     =======      ========         =======         =========        =========

    The accompanying notes are an integral part of the financial statements.

                              H A SPINNAKER, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               November 30, 1996

1.   Summary of Significant Accounting Policies

     Development stage activities
     The Company was incorporated under the laws of the State of Colorado on September 28, 1988 and has been in the development stage since its formation. It has been formed to seek potential business acquisitions. Its activities to date have been limited to organizational efforts and raising capital. At the present time, the Company has not selected any business or property in which to invest.

     Accounting Method
     The Company records income and expenses on the accrual method.

     Fiscal Year
     The Company has selected a November 30 fiscal year end.

     Deferred Offering Costs
     Costs associated with an abandoned public offering have been charged to operations during fiscal year end 1991.

     Loss Per Share
     Loss per share was computed assuming all shares outstanding at the end of the period were outstanding during the entire period.

     Organization Costs
     The Company amortized organization costs over a sixty-month period.

     Financial Instruments
     Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

     Statement of Cash Flows
     For purposes of the statement of cash flows, the Company considers highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Use of Estimates
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amount reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                              H A SPINNAKER, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               November 30, 1996

2.   Stockholders' Equity
     As of November 30, 1996, 28,600,000 shares of the Company's $0.0001 par value common stock were issued to the Company's initial shareholders, along with 286,000,000 Class A common stock purchase warrants. Each Class A warrant entitles the holder to purchase one share of common stock for $0.02. The number of shares of common stock issuable upon exercise of the Class A warrants are adjustable upon the occurrence of certain events, including shareholder distributions, stock splits, combinations, recapitalization, mergers, or reorganizations. The Company reserves the right to call any or all of the warrants upon 30 days written notice at a redemption price of $0.00001 per warrant. The warrants expire July 1, 1998.

     The Company is authorized to issue up to 100,000,000 shares of its $0.001 par value, preferred stock. The preferred stock may be issued in series, from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of November 30, 1996, no preferred stock has been issued.

3.   Related Party Transactions
     The  Company's   three   directors   are  also  the   Company's   principal
     shareholders. The directors own 27,100,000 shares (94.8% of the outstanding shares) and 271,000,000 Class A warrants. See Note 2.

     A salary of $23,000 was accrued for wages owed the Company's President and director from inception to August 1990 for his services associated with an abandoned public offering. A total of $4,228 was paid during fiscal year ended November 30, 1991. The balance has been designated as additional paid-in capital.

     The Vice-president of the Company is providing office space at no charge to the Company. For purposes of the financial statements, the Company has accrued $400 per month as additional paid-in capital for this use through March 31, 1990. No accrual has been made since that time as the Company was inactive.

4.   Supplemental Disclosure of Non-cash Financing Activities
     As mentioned in Note 3, the Company has incurred $7,200 since inception in rent expense and $18,772 in unpaid wages, both of which have been designated as additional paid-in capital.

     The Company issued 20,000,000 shares of its common stock and 200,000,000 Class A warrants to its president at inception for services provided which have been valued at $2,000.

                              H A SPINNAKER, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               November 30, 1996

5.   Income Taxes
     The Company has net operating loss carryforwards of approximately $44,000 expiring between 2003 and 2011. The tax benefit of these net operating losses, which total approximately $6,600, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.

6.   Going Concern
     The Company has no assets with which to fund its operations, creating substantial doubt about the Company's ability to continue as a going concern. The Company's business plan calls for the registration of its common stock and the subsequent search for and evaluation of potential merger candidates. Management intends to advance funds to the Company for the costs of registration and evaluation of candidates until such time as a merger candidate may be located.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HA Spinnaker, Inc.



Dated:  2/26/97                             By: /s/ Gregory W. Skufca
                                            --------------------------
                                                Gregory W. Skufca
                                                President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                            CHIEF FINANCIAL OFFICER



Dated: 2/26/97                              By: /s/ William L. Skufca
                                            --------------------------
                                               William L. Skufca
                                               Treasurer

                                            SECRETARY


Dated: 2/26/97                              By: /s/ William L. Skufca
                                            --------------------------
                                               William L. Skufca
                                               Secretary

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                                    EXHIBITS
                                       TO
                               HA Spinnaker, Inc.

                                INDEX TO EXHIBITS


  Exhibit                                                           Page or
  Number                     Description                         Cross Reference

    3A                     Articles and Bylaws                         +

    3B                     Articles of Amendment                       +

   10A                     Lock Up Agreement (G Skufca)                +

   10B                     Lock Up Agreement (R. Johnson)              +

   10C                     Lock Up Agreement (W. Skufca)               +

   10D                     Lock Up Agreement (B Carlson)               +

+ Previously filed.