Form 10QSB
period 1997-02-28
SPINNAKER H A INC
filed 1997-05-21
CIK 859919

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For  the quarterly period ended February 28, 1997

                                       or

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


Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No

The number of shares outstanding of Registrant's common stock, par value $ .0001 per share, as of February 28, 1997 was 28,600,000 shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM I.           Financial Statements
                  See attached financial statements

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

                              H A SPINNAKER, INC.
                         (A Development Stage Company)

                              Financial Statements

                               February 28, 1997
                                  (unaudited)

CONTENTS



                                                                            Page

ACCOUNTANTS' REPORT .....................................................    1

BALANCE SHEET ...........................................................    2

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT ..............................    3

STATEMENTS OF CASH FLOWS ................................................    4

NOTES TO FINANCIAL STATEMENTS ...........................................    5

The Board of Directors and Stockholders
of H A  Spinnaker, Inc.


The accompanying balance sheet of H.A. Spinnaker, Inc. (a development stage company) as of February 28, 1997 and the related statements of operations and cash flows for the period then ended were not audited by us, and accordingly, we do not express an opinion on them

Aurora, Colorado
May 1, 1997

                                                   PROFESSIONAL CORPORATION
                                                   COMISKEY & COMPANY

                               H A Spinnaker, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                February 28, 1997



ASSETS

CURRENT ASSETS                                            $      20
                                                           --------

TOTAL CURRENT ASSETS                                             20
                                                           --------
  TOTAL ASSETS                                            $      20
                                                           ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - related party                        $   5,641
                                                           --------
     Total current liabilities                                5,641

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.0001 par value, 1,000,000,000
     shares authorized; 28,600,000 shares issued
     and outstanding                                          2,860
  Preferred stock, $0.001 par value, 100,000,000
     shares authorized; no shares issued and
     outstanding                                                  -
  Additional paid-in capital                                 37,212
  Deficit accumulated during the development stage          (45,693)
                                                           --------
     Total stockholders' equity (deficit)                    (5,621)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $      20
                                                           ========

      The accompanying notes are an integral part of the financial statements.

                               H A Spinnaker, Inc.
                          (A Development Stage Company)
                     STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)



                                    Period            Six             Six
                                    September         months          months
                                    28, 1988          ended           ended
                                    (Inception)       February        February
                                    to February 28,   28, 1997        28, 1996
                                    1997
                                    -----------       -----------     ---------
REVENUES
  Investment  income                $      393        $        -      $       -

EXPENSES
  Office expenses                        1,022             1,022              -
  Wages                                 25,000                 -              -
  Rent                                   7,200                 -              -
  Legal  and accounting                 12,364               458              -
  Amortization                             500                 -              -
                                     ---------         ---------       --------
       Total expenses                   46,086             1,480              -
                                     ---------         ---------       --------
NET LOSS                               (45,693)           (1,480)             -

Accumulated deficit
  Balance, beginning of period               -           (44,213)       (43,344)
                                     ---------         ---------      ---------
  Balance, end of period            $  (45,693)       $  (45,693)    $  (43,344)
                                     =========         =========      =========
NET LOSS PER SHARE                  $     (NIL)       $     (NIL)    $     (NIL)
                                     =========         =========      =========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                       28,600,000        28,600,000     28,600,000
                                    ==========        ==========     ==========

      The accompanying notes are an integral part of the financial statements.

                               H A Spinnaker, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                       Period           Six             Six
                                       September        months          months
                                       28, 1988         ended           ended
                                       (Inception)      February        February
                                       to February 28,  28, 1997        29, 1996
                                       1997
                                       -----------      -----------     ---------
CASH FLOWS FROM
     OPERATING ACTIVITIES
  Net loss                             $ (45,693)       $   (1,480)     $      -
  Noncash items included in
     net loss:
     Amortization                            500                 -             -
     Rent                                  2,918                 -             -
     Wages                                23,054                 -             -
     Stock issued for services             2,000                 -             -
  Changes in:
     Current liabilities                   5,641             1,500             -
                                        --------         ---------       -------
        Net cash used by operating
           activities                    (11,580)               20             -

CASH FLOWS FROM
     INVESTING ACTIVITIES
  Increase in organization costs            (500)                -             -
                                        --------         ---------       -------
        Net cash used by investing
           activities                       (500)                -             -

CASH FLOWS FROM
     FINANCING ACTIVITIES
  Issuance of common stock to
     founding shareholders                12,100                 -             -
                                        --------         ---------       -------
        Net cash provided by financing
           activities                     12,100                 -             -
                                        --------         ---------       -------
        Net change in cash                    20                20             -

Cash, beginning of period                      -                 -             -
                                        --------         ---------       -------

Cash, end of period                    $      20        $       20      $      -
                                        ========         =========       =======

      The accompanying notes are an integral part of the financial statements.

                                 H A Spinnaker, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 1997


1.  Management's representation of interim financial information
    ------------------------------------------------------------
    The accompanying financial statements have been prepared by H.A. Spinnaker, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at November 30, 1996.

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


                                                     HA Spinnaker, Inc.



Dated:  5/20/97                                      By: /s/  Gregory W. Skufca
                                                     ---------------------------
                                                              Gregory W. Skufca
                                                              President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                     CHIEF FINANCIAL OFFICER



Dated:  5/20/97                                      By:  /s/ William L. Skufca
                                                     ---------------------------
                                                              William L. Skufca
                                                              Treasurer



                                                     SECRETARY

Dated:  5/20/97                                      By:  /s/ William L. Skufca
                                                     ---------------------------
                                                              William L. Skufca
                                                              Secretary