Form 10QSB
period 1997-05-31
SPINNAKER H A INC
filed 1997-08-15
CIK 859919

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                      For Quarter Ended:  May 31, 1997

                      Commission File Number:  0-21099



                              HA SPINNAKER, INC.
       (Exact name of small business issuer as specified in its charter)



                                  Colorado
         (State or other jurisdiction of incorporation or organization)

                                 84-1128300
                      (IRS Employer Identification No.)

                         5650 Greenwood Plaza, #216
                            Englewood, Colorado
                  (Address of principal executive offices)

                                    80111
                                 (Zip Code)

                               (303) 741-1118
                         (Issuer's Telephone Number)


             (Former name, former address and former fiscal year,
                        if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days:   Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 31, 1997, was 28,600,000 shares.

                                  PART I


ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended May 31, 1997, are attached hereto.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the six month period ending May 31, 1997. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

     The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

     Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.


                         PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS - NONE

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -

          (a)     Exhibits

               EX-27     Financial Data Schedule

          (b)     Reports on Form 8-K

          The Registrant filed a Form 8-K dated July 21, 1997, reporting the execution of a letter of intent on July 11, 1997, with Zaba International Holdings USA, Inc. ("Zaba"), a privately held Nevada corporation, whereby the Registrant agreed in principle to acquire all of the issued and outstanding shares of Zaba in exchange for issuance by the Registrant of 9,628,660 previously unissued "restricted" common stock of the Registrant. A copy of the letter of intent with Zaba was annexed to the Form 8-K as an Exhibit.

     The relevant terms of the transaction required the Company to issue to the Zaba shareholders an aggregate of 9,628,660 "restricted" common shares, representing 80% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of Zaba. This transaction closed on August 4, 1997.

                             H A SPINNAKER, INC.
                        (A Development Stage Company)

                            Financial Statements

                                May 31, 1997
                                 (unaudited)

                             H A Spinnaker, Inc.
                       (A Development Stage Company)
                               BALANCE SHEET
                                May 31, 1997
                                (Unaudited)


ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                   $    329
                                                              --------
     Total current assets                                          329
                                                              --------
  TOTAL ASSETS                                                $    329
                                                              ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade                                    $    505
  Accounts payable - related party                                   -
                                                              --------
     Total current liabilities                                     505

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.0001 par value, 1,000,000,000
     share authorized; 28,600,000 shares issued
     and outstanding                                             2,860
  Preferred stock, $0.001 par value, 100,000,000
     shares authorized; no shares issued and
     outstanding                                                     -
  Additional paid-in capital                                    44,353
  Deficit accumulated during the development stage             (47,389)
                                                              --------
     Total stockholders' equity (deficit)                         (176)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $    329
                                                              ========

     The accompanying notes are an integral part of the financial statements.


                             H A Spinnaker, Inc.
                       (A Development Stage Company)
                 STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                 (Unaudited)
                        Period        Three         Three         Six           Six
                        September     months        months        months        months
                        28, 1988      ended         ended         ended         ended
                        (Inception)   May 31,       May 31,       May 31,       May 31,
                        to May 31,    1997          1996          1997          1997
                        1997
                        -----------   -----------   -----------   -----------   -----------
REVENUES
  Investment income     $       393   $         -   $         -   $         -   $         -

EXPENSES
  Office expenses             2,137         1,115             -         2,137             -
  Wages                      25,000             -             -             -             -
  Rent                        7,200             -             -             -             -
  Legal and accounting       12,945           581             -         1,039             -
  Amortization                  500             -             -             -             -
                        -----------   -----------   -----------   -----------   -----------
       Total expenses        47,782         1,696             -         3,176             -
                        -----------   -----------   -----------   -----------   -----------
NET LOSS                    (47,389)       (1,696)            -        (3,176)            -

Accumulated deficit
  Balance, beginning
  of period                       -       (45,693)      (43,344)      (44,213)      (43,344)
                        -----------   -----------   -----------   -----------   -----------
  Balance, end of
  period                $   (47,389)  $   (47,389)  $   (43,344)      (47,389)      (43,344)
                        ===========   ===========   ===========   ===========   ===========

NET LOSS PER SHARE      $      (NIL)  $      (NIL)  $      (NIL)  $      (NIL)  $      (NIL)
                        ===========   ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING  28,600,000    28,600,000    28,600,000    28,600,000    28,600,000
                        ===========   ===========   ===========   ===========


     The accompanying notes are an integral part of the financial statements.


                             H A Spinnaker, Inc.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                       Period         Six            Six
                                       September      months         months
                                       28, 1988       ended          ended
                                       (Inception)    May 31,        May 31,
                                       to May 31,     1997           1996
                                       1997
                                       ---------      ---------      ---------
CASH FLOWS FROM
     OPERATING ACTIVITIES
  Net loss                             $ (47,389)     $  (3,176)     $       -
  Noncash items included in
     net loss:
     Amortization                            500              -              -
     Rent                                  2,918              -              -
     Wages                                23,054              -              -
     Stock issued for services             2,000              -              -
  Changes in:
     Current liabilities                     505          3,636              -
                                       ---------      ---------      ---------
        Net cash used by operating
           activities                    (18,412)        (6,812)             -
CASH FLOWS FROM
     INVESTING ACTIVITIES
  Increase in organization costs            (500)             -              -
                                       ---------      ---------      ---------
        Net cash used by investing
           activities                       (500)             -              -
CASH FLOWS FROM
     FINANCING ACTIVITIES
  Expenses paid by shareholder             7,141          7,141
  Issuance of common stock to
     founding shareholders                12,100              -              -
                                       ---------      ---------      ---------
        Net cash provided by financing
           activities                     19,241          7,141              -
                                       ---------      ---------      ---------
        Net change in cash                   329            329              -

Cash, beginning of period                      -              -              -
                                       ---------      ---------      ---------

Cash, end of period                    $     329      $     329      $       -
                                       =========      =========      =========


     The accompanying notes are an integral part of the financial statements.


                             H A Spinnaker, Inc.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


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

2.   Subsequent Event
     ----------------

     Effective August 4, 1997, HA Spinnaker, Inc. (the "Company") consummated a merger with Zaba International Holdings USA, Inc. ("Zaba"), a privately held Nevada corporation, whereby the Company acquired all of the issued and outstanding shares of Zaba in exchange for issuance by the Company of 9,628,660 previously unissued "restricted" common shares (post-reverse split).

     Relevant thereto, the Company undertook a "reverse split" of its common stock, whereby one (1) share of common stock was issued in exchange for every twelve (12) shares of common stock then issued and outstanding.

                              SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   H A SPINNAKER, INC.
                                   (Registrant)

                                   Dated: August 14, 1997



                                   By:  s/Gregory W. Skufca
                                      Gregory W. Skufca,
                                      President

                        HA SPINNAKER, INC.
         Exhibit Index to Quarterly Report on Form 10-QSB
                For the Quarter Ended May 31, 1997

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . .        11