Form 10QSB
period 1997-08-31
ZABA INTERNATIONAL INC
filed 1997-10-08
CIK 859919

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                     For Quarter Ended:  August 31, 1997

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 31, 1997, was 28,600,000 shares.

                                   PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended August 31, 1997, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the nine month period ending August 31, 1997. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 1.   LEGAL PROCEEDINGS - NONE

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

     Effective August 4, 1997, all of the Company's shareholders executed a unanimous consent authorizing the merger of the Company with Zaba International Holdings USA, Inc., a Nevada corporation. No proxy was disseminated to the Company's shareholders and no solicitation by any of the Company's management was utilized to obtain these consents.

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

          The Registrant subsequently filed a Form 8-K dated August 19, 1997, reporting that, effective August 4, 1997, the Registrant acquired all of the issued and outstanding securities of Zaba pursuant to an Agreement and Plan of Merger (the "Agreement"); the issuance of 9,628,660 "restricted" shares of its common stock, post a 1 for 12 reverse stock split, to the shareholders of Zaba; and resignation of the Registrant's directors and appointment of new officers and directors pursuant thereto. A copy of the Agreement was annexed to the Form 8-K as an Exhibit.

          Subsequent thereto, the former management of the Registrant discovered material inaccuracies in the representations and warranties made by Zaba and included in the Agreement, and, as a result thereof and pursuant to the terms of the Agreement, on August 26, 1997, former management provided written notice to management of Zaba of such deficiencies and directed that Zaba cure such defects within 20 days thereof or the Agreement would be terminated in accordance with its terms. Registrant filed a Form 8-K dated August 26, 1997, relevant thereto.

Subsequent Events

          Although the 20 days cure period has elapsed and Zaba has failed to cure all defects, current management and management of Zaba have, by mutual agreement, extended the period to cure the defects and are working toward that end.

          However, as of the date of this report, it is the position of management of the Registrant that the Agreement is not effective and that the Agreement will not be deemed effective until Zaba cures all such defects, and that current management remains in control of the Registrant. It is the understanding of current management that management of Zaba concurs with this position.

                             H A SPINNAKER, INC.
                        (A Development Stage Company)

                            Financial Statements

                               August 31, 1997
                                 (unaudited)

                             H A Spinnaker, Inc.
                        (A Development Stage Company)
                                BALANCE SHEET
                               August 31, 1997
                                 (Unaudited)

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                   $    413
                                                              --------
     Total current assets                                          413
                                                              --------
  TOTAL ASSETS                                                $    413
                                                              ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Total current liabilities                                       -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.0001 par value, 1,000,000,000
     share authorized; 28,600,000 shares issued
     and outstanding                                             2,860
  Preferred stock, $0.001 par value, 100,000,000
     shares authorized; no shares issued and
     outstanding                                                     -
  Additional paid-in capital                                    45,358
  Deficit accumulated during the development stage             (47,805)
                                                              --------
     Total stockholders' equity (deficit)                          413

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $    413
                                                              ========

     The accompanying notes are an integral part of the financial statements.


                             H A Spinnaker, Inc.
                        (A Development Stage Company)
                 STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                 (Unaudited)
                                        For the       For the       For the       For the
                          Period         Three         Three          Nine          Nine
                         September       months        months        months        months
                         28, 1988        ended         ended         ended         ended
                        (Inception)    August 31,    August 31,    August 31,    August 31,
                        to August 31,     1997          1996          1997          1997
                            1997
                        -----------   -----------   -----------   -----------   -----------
REVENUES
  Investment income     $       393   $         -   $         -   $         -   $         -

EXPENSES
  Office expenses             2,137             -             -         2,137             -
  Wages                      25,000             -             -             -             -
  Rent                        7,200             -             -             -             -
  Legal and accounting       13,361           416          (393)        1,455          (393)
  Amortization                  500             -             -             -             -
                        -----------   -----------   -----------   -----------   -----------
       Total expenses        48,198           416          (393)        3,592          (393)
                        -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS)           (47,805)         (416)          393        (3,592)          393

Accumulated deficit
  Balance, beginning
  of period                       -       (47,389)      (43,344)      (44,213)      (43,344)
                        -----------   -----------   -----------   -----------   -----------
  Balance, end of
  period                $   (47,805)  $   (47,805)  $   (42,951)      (47,805)      (42,951)
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

                                        2

                             H A Spinnaker, Inc.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                      For the        For the
                                        Period          Nine           Nine
                                       September       months         months
                                       28, 1988        ended          ended
                                      (Inception)     August 31,     August 31,
                                       to May 31,       1997           1996
                                          1997
                                       ---------      ---------      ---------
CASH FLOWS FROM
     OPERATING ACTIVITIES
  Net loss                             $ (47,805)     $  (3,592)     $     393
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
     Amortization                            500              -              -
     Rent                                  2,918              -              -
     Wages                                23,054              -              -
     Stock for services                    2,000              -              -
  Changes in:
     Current liabilities                       -         (4,141)          (393)
                                       ---------      ---------      ---------
  Net cash provided (used)
     by operating activities             (19,333)        (7,733)             -
CASH FLOWS FROM
     INVESTING ACTIVITIES
  Increase in organization costs            (500)             -              -
                                       ---------      ---------      ---------
  Net cash used by investing
     activities                             (500)             -              -
CASH FLOWS FROM
     FINANCING ACTIVITIES
  Expenses paid by shareholder             8,146          8,146
  Issuance of common stock                12,100              -              -
                                       ---------      ---------      ---------
  Net cash provided by financing
     activities                           20,246          8,146              -
                                       ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                       413            413              -
CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                          -              -              -
                                       ---------      ---------      ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                       $     413      $     413      $       -
                                       =========      =========      =========


     The accompanying notes are an integral part of the financial statements.

                                        3
                                                                     7

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

2.   Acquisition and Disposition of Assets
     -------------------------------------

     Effective July 11, 1997, HA Spinnaker, Inc. (the "Company") entered into a letter of intent with Zaba International Holdings USA, Inc. ("Zaba"), a privately held Nevada corporation, whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of Zaba in exchange for issuance by the Company of previously unissued "restricted" common stock 9,628,660 shares after a 1 for 12 reverse split.

     Subsequent to the date of the anticipated merger, former management discovered material inaccuracy in the representations and warranties made by Zaba and included in the applicable Agreement. Pursuant to the terms of said Agreement, management of the Registrant has provided notice of these deficiencies to the management of Zaba. As a result, management has been granted twenty (20) days from the date of notification (August 26, 1997) to cure any and all defects. Failure of Zaba to properly cure within the 20 day period shall cause the Agreement to be terminated in accordance with its terms. Although the twenty days have elapsed, the parties are continuing negotiations and the Agreement may be consummated in the future. However, at this time it is the position of management that the relevant Agreement is not effective as of the date of these financial statements.
     It is further the position of management that the aforesaid Agreement will not be deemed effective until Zaba does cure and that current management remains in control of the Registrant.
     It is the understanding of management that management of Zaba concurs with this position.

                              SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              H A SPINNAKER, INC.
                              (Registrant)

                              Dated: October 8, 1997



                              By:  s/Gregory W. Skufca
                                 Gregory W. Skufca,
                                 President

                          H A SPINNAKER, INC.

           Exhibit Index to Quarterly Report on Form 10-QSB
                 For the Quarter Ended August 31, 1997

EXHIBITS                                                      Page No.

  EX-27   Financial Data Schedule. . . . . . . . . . . . . . . . . .11