Form 10KSB
period 1997-11-30
ZABA INTERNATIONAL INC
filed 1998-03-02
CIK 859919

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-KSB

(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

          For the fiscal year ended November 30, 1997

                  Commission File No. 0-21099

                    ZABA INTERNATIONAL, INC.
                    ------------------------
         (Name of small business issuer in its charter)

          Colorado                            84-1128300
          --------                            ----------
(State or other jurisdiction of            (I.R.S. Employer
Incorporation or Organization)           Identification Number

                    20644 Eastleigh Crescent
                           Suite 302
           Langley, British Columbia, Canada V3A 4C4
                        (604) 533-8318
                        --------------
(Address, including zip code and telephone number, including area code, of registrant's executive offices)

Securities registered under Section 12(b) of the Exchange Act:
                             none

Securities registered under to Section 12(g) of the Exchange Act:
                         Common Stock
                         ------------
                       (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes  X   No
                           ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  x
             ---

Issuer's revenues for its most recent fiscal year: $ -0-
                 (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of February 27, 1998:
$0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 27, 1998 there were 12,011,993 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: Form 8-K dated July 21, 1997; Form 8-K dated August 19, 1997; Form 8-K dated August 26, 1997;
Form 8-K dated October 30, 1997; each such Form 8-K incorporated by reference into Part I of this report.

               This Form 10-KSB consists of 34 pages.
                Exhibit Index is located at Page 31.

                       TABLE OF CONTENTS

                   FORM 10-KSB ANNUAL REPORT

                    ZABA INTERNATIONAL, INC.

                                                            PAGE
                                                            ----

Facing Page
Index
PART I
Item 1.    Description of Business.....................          4
Item 2.    Description of Property.....................          8
Item 3.    Legal Proceedings...........................          8
Item 4.    Submission of Matters to a Vote of
               Security Holders........................          9

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........          9
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................         10
Item 7     Financial Statements........................         11
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................         24


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......         24
Item 10.   Executive Compensation......................         26
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................         27
Item 12.   Certain Relationships and Related
               Transactions............................         28

PART IV
Item 13.   Exhibits and Reports on Form 8-K...........          29


SIGNATURES.............................................         30

                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

     Zaba International, Inc. (the "Company"), was incorporated on September 28, 1988 under the laws of the State of Colorado under the name HA Spinnaker, Inc., to engage in any lawful corporate undertaking. During this time, the Company's principal business purpose was a "shell" corporation engaged in seeking out and acquiring another business entity or opportunity. Between September 1988 and January 1990, the primary activity of the Company was directed towards organizational efforts. In January 1990, the Company filed a registration statement on Form S-18, which the Company abandoned in May 1991 due to adverse market conditions. In July 1996, the Company filed a registration statement on Form 10-SB with the Securities and Exchange Commission, which registration statement became effective in April, 1997. The purpose of the registration statement was management's belief that the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company.

Description of Business

     In August 1997, the Company executed an agreement whereby it intended to acquire all of the issued and outstanding securities of Zaba International Holdings USA, Inc., ("Old Zaba"), a Nevada corporation (the "Zaba Agreement"). The terms of the transaction involved the Company undertaking a "reverse stock split", wherein one share of common stock was issued in exchange for every 12 shares of common stock issued and outstanding as of the Closing Date and thereafter, issuing an aggregate of 9,628,660 shares of its "restricted" common stock to the shareholders of Old Zaba in exchange for all of their issued and outstanding stock of Old Zaba. Zaba did not survive the transaction. The Company also proposed to change its name to "Zaba International, Inc."

     Subsequent to August 4, 1997, former management discovered a material inaccuracy in the representations and warranties made by Old Zaba and included in the Zaba Agreement. Pursuant to the terms of said Zaba Agreement, management of the Registrant provided notice of the same to management of Old Zaba. As a result, management of Old Zaba had twenty (20) days from the date of such notice to cure any and all defects. Failure of Old Zaba to properly cure within the 20 day period would have caused the Zaba Agreement to be terminated in accordance with its terms. Effective October 29, 1997, the Company and Zaba did execute an Amendment to the Zaba Agreement, the Agreement was ratified, subject however to a right of rescission granted to former management, to be exercised if, and only if, Old Zaba failed to close a material acquisition on or before December 31, 1997. This deadline has been extended, as discussed below.

     The material acquisition referenced above relates to the Company exercising an option to purchase all of the issued and outstanding securities of three (3) Canadian companies, including Sweeprite Mfg. Inc. ("Sweeprite"), Rite Way Mfg. Co. Ltd. ("Rite Way") and Patchrite Inc. ("Patchrite"), all Saskatchewan corporations. These companies are engaged in the businesses of manufacturing, distribution and marketing of tillage and seeding agricultural equipment ("Riteway"), street sweepers ("Sweeprite") and asphalt surface pothole patchers ("Patchrite") (hereinafter jointly referred to as the "Sweeprite Companies").

     The purchase price to be paid by the Company for the Sweeprite Companies is $3.35 million (Canadian). As of the date of this report, the Company has tendered a non-refundable deposit to the sellers of the Sweeprite Companies in the amount of $300,000. The relevant Stock Purchase Agreement, as amended, provides for an additional $200,000 non-refundable deposit to be tendered by the Company on or before the earlier of (i) March 16, 1998; or (ii) upon completion of an audit by the financing institution who has agreed, subject to such audit, to finance a portion of the purchase price of the Sweeprite Companies. Thereafter, an additional payment of $500,000 shall be due 30 days after payment of the aforesaid $200,000, with another payment of $500,000 30 days thereafter, leaving a balance of $1.85 million due. Upon payment of the initial $500,000 payment described above, the sellers' securities will be assigned to the Company and placed in escrow. However, management of the Sweeprite Companies will not change unless and until the full purchase price is tendered, which is scheduled to occur on or before June 15, 1998. Former management's right of rescission remains in effect until the proposed transaction with the Sweeprite Companies successfully closes. In the event the Sweeprite Companies transaction does not close, the transaction with Old Zaba shall be voided and former management will assume control of the Company once again. In such event, the Company will continue to attempt to implement its former business plan of acquiring an existing business or assets. A complete description of the Company's former business plan is included in the Form 10-SB registration statement previously filed by the Company, the contents of which are incorporated herein as if set forth.

     Assuming that the Company successfully exercises its option described above, the Company will, through three (3) wholly owned subsidiary companies, be engaged in the business of manufacturing tillage and seeding agricultural equipment ("Riteway"), street sweepers ("Sweeprite") and what current management views as a new asphalt surface pothole patcher ("Patchrite"). Riteway and Sweeprite have been engaged in its businesses since 1969.

     Both the agricultural and road maintenance markets are growing at a rapid rate. The annual market for the Company's agricultural equipment amounts to over $1 billion in sales. The road maintenance industry for sweepers is in excess of $500 million per year. On a consolidated basis, during the last fiscal year, these companies generated annual revenues of approximately $10 million, an increase of 30% over the previous year.

     Riteway and Sweeprite's sales are made primarily to dealers, who accounted for approximately 95% of the sales in the last fiscal year, with the balance of 5% made as direct sales. The relationship with its dealers are usually established at large trade shows, as well as through efforts undertaken by in-house representatives. Since its inception, these companies have built up a system of distributors and dealers in 5 provinces in Canada, 13 states in the US and 10 other countries located throughout the world.

     Following is a brief description of current products, which will be acquired by the Company if the option discussed above is exercised, of which there can be no assurance:

Agricultural Tillage & Seeding Equipment

     The agricultural equipment division has a dealership network of 100+ dealers throughout Western canada and the US. As of the date of this report, approximately 85% of sales are in Canada, with the 15% balance in the US. Its principal products include (i) jumbo harrows, which is a conventional tilling that requires nominal tilling operations by breaking and distributing straw. This device also incorporates herbicide more efficiently than traditional harrows; (ii) air seeders (Accu-Seeder), which seeds, fertilizes and packs in one operation and includes a floating shank that delivers seek and fertilizer at a uniform depth, regardless of the unevenness of the ground, and a rock picker. Management believes that the market for these products is expanding and anticipates that revenues will continue to increase during the next few fiscal years. However, there can be no assurances that this will occur.

Road Sweepers

     Sweeprite brand sweepers have been sold to communities in every province across Canada, as well as the Canadian Dept. of National Defense. Approximately half of the sales of its sweepers have been sold to US customers, including the US Dept. of Defense's military bases throughout the world. Sales have also been made in Australia, Taiwan, Indonesia and the Czech Republic. Sweeprite presently produces its sweepers in a plant located in Saskatchewan, Canada. In the event the Option is exercised, the Company intends to also open an assembly plant in Staten Island, New York, in order to assist the Company's planned US expansion. However, there can be no assurances that such a plant will be constructed in the future.

     The Company intends to increase its sweeper business through acquisitions of contractor companies and small to mid-size sweeping companies, especially those sweeping companies which are located in close proximity to the Company's proposed NY plant. As of the date of this report, the Company is negotiating to acquire three separate sweeping companies. However, there can be no assurances that the Company will be able to successfully consummate these acquisitions, or that the acquisition of any or all of these companies will result in increased profitability to the Company.
It is anticipated that the total cost of these acquisitions will be approximately $1 million (US).

Pothole Patchers

     The Company intends to market this product under the tradename "Patchrite Pothole Patcher". As of the date of this report, only nominal activity has been undertaken in this regard. However, based upon minimal marketing efforts, management of the Company believes that its concept of combining the entire process into a self-sustaining one person unit which technology has been developed by the Company is unsurpassed in the industry. There can be no assurances that the Company will successfully market this product in the future.

Competition

     There are many existing companies who are engaged in similar businesses to that of the Company, including Elgin Sweeper Company, Johnston Sweeper, Flex-Coil and Summers Industries. These companies have greater resources, both financial and otherwise, a larger distribution of their products and a more recognizable product than the Company. Management believes that the quality of the Company's products will allow the Company to successfully compete in the international and domestic marketplace. There are no assurances that the Company's efforts in this regard will be successful.

Employees

     As of the date of this report, the Company has 2 full time employees, both of whom are officers and directors of the Company. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." It is anticipated that, upon exercise of the Sweeprite option described above (of which there is no assurance), the number of employees of the Company will increase significantly.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. During the fiscal year ended November 30, 1997 and prior to the Zaba Agreement, the Company operated from offices at 5650 Greenwood Plaza Blvd., Suite 216, Englewood, Colorado 80111. This space was provided to the Company on a rent free basis by the then President of the Company. Subsequent to the closing of the Zaba Agreement, the Company subleased interim space at 2963 Glen Drive, Suite 308, Coquitlam, British Columbia, Canada V3B 2P7, which offices were provided by the Company's current Treasurer and a director, Gordon Meugens, on a rent free basis. As of the date of this report, the Company currently subleases approximately 325 square feet of office space at 20644 Eastleigh Crescent, Suite 302, Langley, British Columbia, Canada V3A 4C4, telephone (604) 533-6635. The Company subleases this space on a month to month basis at a cost of $700 (Canadian) per month. It is anticipated that the principal place of business of the Company will remain at the aforesaid address for the foreseeable future.

     In the event the Company successfully closes the Sweeprite Companies acquisition, of which there can be no assurance, the Company will add additional business locations in Saskatchewan, where it will operates two facilities, including (i) a plant including 34,000 square foot facility located on approximately 10 acres, which is fully equipped to handle all the metal fabricating, welding, assembly and painting requirements of the Company and has a productive capacity in excess of 200 sweepers per year; and (ii) Imperial, Saskatchewan, where all of the Company's agricultural equipment will be manufactured. The plant is fully equipped to handle all of the metal fabricating, welding, assembly and painting requirements applicable to the Company's agricultural products described hereinabove. It's manufacturing production capacity is in excess of $10 million in equipment per year (400 units). This plant is located on 4.5 acres of land and consists of 32,000 square feet, including 960 square feet of office space and a 2,400 square foot paint shop. Management believes that this space will be sufficient for the present, but that such space will need to be expanded to meet the increased productions demands which management anticipates to be occurring in the next year.

     Other Property. The Company has no properties and at this time has no other agreements to acquire any properties, other than as disclosed hereinabove.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In August 1997, the Company's shareholders unanimously approved the reverse merger between the Company and Old Zaba.


               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common or preferred equity of the Company. However, the Company has filed an application to trade its securities on the OTC Bulletin Board operated by the National Association of Securities Dealer's, Inc. As of the date of this report, the Company has received various comments to its application applicable hereto, but no clearance has been given by the NASD to allow the Company's common stock to commence trading. While no assurances can be so provided, it is anticipated that the Company's common stock will begin trading on the Bulletin Board during the initial calendar quarter of 1998.

     (b) Holders. There are thirty-three (33) holders of the Company's Common Stock, not including those holders who hold their shares in "street name."

     As of the date of this report, 2,383,993 of the shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common
Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended November 30, 1998.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

Results of Operations

     Because the Company was incorporated in 1997, there are no comparison figures available to compare the results of operations for the fiscal year ended November 30, 1997.

     The Company has generated no revenues from its operations since its inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead. Until the end of October 1997, the Company's primary activity was to seek out and acquire an acquisition candidate. Relevant thereto, in October 1997, the Zaba Agreement was executed. However, the former management of the Company maintains a right of rescission, which it intends to exercise if the Sweeprite Agreement does not close. See "Part I, Item 1, Description of Business."

Liquidity and Capital Resources

     The Company presently has nominal cash or cash equivalents.

     The Company presently has an outstanding loan due a shareholder in the principal amount of $270,971. A significant portion ($214,000 US) was utilized by the Company for the initial non-refundable deposit relating ton the Sweeprite Companies acquisition, with the balance for working capital. It accrues interest at the rate of 9% per annum and is due upon demand.

     The Company has no other financial resources as of the date of this report. In order to consummate the Sweeprite Companies transaction, the Company intends to undertake a private offering of its securities. The Company has obtained commitments in principle from various entities to fund this equity offering. As of the date of this report there has been no definitive structure established for this proposed offering, including the type of security to be sold and the sale price thereof. Among the parties who have verbally committed to the Company to assist in this funding is Select Capital, Inc., Miami, Florida. However, there can be no assurances that the Company will raise any capital, or that if such capital is raised, that it will be sufficient to enable the Company to acquire the Sweeprite Companies. The total purchase price of the proposed acquisition is $3.35 million (Canadian). See "Part I,
Item 1, Description of Business" for the specific terms applicable to the Sweeprite Companies acquisition.

     Additionally, the Company also has a tentative commitment from NationsCredit, New York, NY, to provide the Company with approximately $4 million in secured loans once the Sweeprite Companies acquisition is consummated. This loan would be utilized for working capital, as well as "floor planning" for the Company's distribution network throughout the US for the Sweeprite Companies equipment. As of the date of this report, NationsBank is engaged in an independent audit of the Sweeprite Companies in order to insure that their due diligence related to the proposed loan is completed in a timely manner. The terms of this proposed loan have not been finalized as of the date of this report.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has no assets, including any personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates the Sweeprite Companies acquisition. In response thereto, the Company does intend to implement a new computer system following the anticipated closing of the Sweeprite Companies acquisition. The acquisition of this new equipment will be undertaken with this issue in mind.

ITEM 7.  FINANCIAL STATEMENTS

                           Zaba International, Inc.
                          (Fka H A Spinnaker, Inc.)


                            FINANCIAL STATEMENTS

                                   with

                       Independent Auditors' Report
                    For The year Ended November 30, 1997

                           Zaba International, Inc.
                          (Fka H A Spinnaker, Inc.)


                              TABLE OF CONTENTS

                                                                     Page
                                                                     ----

     Independent Auditors' Report                                       1

     Financial Statements

          Balance Sheet                                                 2

          Statement of Operations                                       3

          Statement of Cash Flows                                       4

          Statement of Shareholder's Equity                             5

          Notes to the Financial Statements                          6-10

                         Kish, Leake & Associates P.C.
                          Certified Public Accountants
J.D.Kish, C.P.A., M.B.A.                      7901 E Belleview Ave - Suite 220
James D. Leake, C.P.A., M.T.                         Englewood, Colorado 80111
  ---------------------                               Telephone (303) 779-5006
Arleen R. Brogan, C.P.A.                              Facsimile (303) 779-5724

                          Independent Auditor's Report


We have audited the accompanying balance sheet of Zaba International, Inc. (Fka H A Spinnaker, Inc.) (a Developmental Stage Company), at November 30, 1997, and the related statement of operations, cash flows, and shareholders' equity for the fiscal years ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaba International, Inc. (Fka H A Spinnaker, Inc.) at November 30, 1997 and the results of its operations and its cash flows for the fiscal years ended November 30, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise. The lack of sufficient working capital to operate as of November 30, 1997 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

s/Kish, Leake & Associates, P.C.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
February 26, 1998

Zaba International, Inc.
(fka H A Spinnaker, Inc.)
(A Development Stage Company)
Balance Sheet
_________________________________________________________________

                                                       November
                                                       30, 1997
                                                       --------
ASSETS

Current Assets - Cash                                  $     88

Other Assets - Acquisition Deposit                      214,000
                                                       --------
TOTAL ASSETS                                           $214,088
                                                       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable                                       $ 71,895
Advances From Shareholder                               270,971
                                                       --------
Total Current Liabilities                               342,866
                                                       --------
Long-Term Liabilities                                         0
                                                       --------
TOTAL LIABILITIES                                       342,866
                                                       --------
SHAREHOLDERS' EQUITY

Preferred Stock, $.001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding -0- Shares                            0

Common Stock, $.0001 Par Value
 Authorized 1,000,000,000 Shares;
 Issued And Outstanding 12,035,826 Shares                 1,203

Capital Paid In Excess Of
 Par Value Of Common Stock                                3,517

Retained Earnings (Deficit) Accumulated During The
 Development Stage                                    ( 133,498)
                                                       --------
TOTAL SHAREHOLDERS' EQUITY                            ( 128,778)
                                                       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $214,088
                                                       ========

     The Accompanying Notes Are An Integral Part Of These Financial
Statements.

                                -2-

Zaba International, Inc.
(fka H A Spinnaker, Inc.)
(A Development Stage Company)
Statement Of Operations
_________________________________________________________________

                                                       August
                                                      28, 1997
                                                     (Inception)
                               Year Ended Year Ended   Through
                                November   November    November
                                30, 1997   30, 1996    30, 1997
                               ---------   --------   ---------

Revenue                         $      0   $      0    $      0

Expenses:

Consulting & Wages                10,415          0      10,415
Fees                                 130          0         130
Legal And Accounting              94,910          0      94,910
Office                             2,938          0       2,938
Professional Fees                 18,133          0      18,133
Rent                                   0          0           0
Travel                             6,972          0       6,972
                               ---------   --------   ---------
Total                            133,498          0     133,498
                               ---------   --------   ---------
(Loss) Before Other Income      (133,498)         0    (133,498)

Other Income - Interest                0          0           0

Net (Loss)                     ($133,498)  $      0   ($133,498)
                               =========   ========   =========
Net (Loss) Per Share              ($0.04)     $0.00      ($0.04)
                               =========   ========   =========
Weighted Average Common
 Shares Outstanding            3,187,707          0   3,187,707
                               =========   ========   =========












     The Accompanying Notes Are An Integral Part Of These Financial
Statements.


Zaba International, Inc.
(fka H A Spinnaker, Inc.)
(A Development Stage Company)
Statement Of Cash Flows
______________________________________________________________________
                                                               August
                                                              28, 1997
                                                            (Inception)
                                      Year Ended Year Ended   Through
                                       November   November    November
                                       30, 1997   30, 1996    30, 1997
                                       --------   --------    --------
Net (Loss)                            ($133,498)  $      0   ($133,498)

Adjustments To Reconcile Net Loss To
 Net Cash Used In Operating
 Activities:                                  0          0           0
Debt paid by shareholder on behalf
 of Company                              61,617          0      61,617
Stock Issued For Services                   715          0         715

Changes In Operating Assets
 And Liabilities:
Increase (Decrease) In
 Accounts Payable                        67,754          0      67,754
                                       --------   --------    --------
 Net Flows From Operations               (3,412)         0      (3,412)
                                       --------   --------    --------
Cash Flows From Investing Activities:         0          0           0
                                       --------   --------    --------
Net Cash Flows From Investing                 0          0           0
                                       --------   --------    --------
Cash Flows From Financing  Activities:
Stock Issued By Founding Shareholders         0          0           0
Advances To Company By Shareholders           0          0           0
Funds Received As Additional Capital
 Contribution                             3,500          0       3,500
                                       --------   --------    --------
Cash Flows From Financing                 3,500          0       3,500
                                       --------   --------    --------
Net Increase In Cash                         88          0          88
Cash At Beginning Of Period                   0          0           0
                                       --------   --------    --------
Cash At End Of Period                  $     88   $      0    $     88
                                       ========   ========    ========

Summary Of Non-Cash Investing And Financing Activities:

Debt paid by shareholder on
 behalf of Company                     $ 61,617   $      0    $ 61,617
                                       ========   ========    ========
Acquisition Deposit Paid By
 Shareholder                           $214,000   $      0    $214,000
                                       ========   ========    ========
Stock Issued For Services              $    715   $      0    $    715
                                       ========   ========    ========

     The Accompanying Notes Are An Integral Part Of These Financial
Statements.


Zaba International, Inc.
(fka H A Spinnaker, Inc.)
(A Development Stage Company)
Statement Of Shareholders' Equity
____________________________________________________________________________________________

                                                                        (Deficit)
                                                                       Accumulated
                           Number Of  Number Of          Capital Paid   During The
                            Common    Preferred  Common  In Excess Of  Development
                            Shares     Shares     Stock   Par Value       Stage      Total
                          ----------  ---------  ------  ------------  ----------  --------
Balance At August 28, 1997         0          0  $    0  $          0  $        0  $      0

Common stock issued at
 inception, as restated
 for reverse acquisition   9,628,660          0     963          (963)          0         0

October 1997 For Services
 Valued $.03 Per Share        23,833          -       2           713           -       715

Common Stock Issued In
 Reverse Acquisition       2,383,333          -     238        (4,379)          -         -

Contribution To Equity             -          -       -         8,146           -     8,146

Net (Loss) At November
 30, 1997                          -          -       -             -    (133,498) (133,498)
                          ----------  ---------  ------  ------------  ----------  --------
Balance At November
 30, 1997                 12,035,826          0  $1,203  $      3,517 ($  133,498)($124,637)
                          ==========  =========  ======  ============  ==========  ========












     The Accompanying Notes Are An Integral Part Of These Financial Statements.


Zaba International, Inc.
(Fka H A Spinnaker, Inc.)
(A Development Stage Company)
Notes to Financial Statements
At November 30, 1997
--------------------

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------
Organization:
------------

On September 28, 1988 Zaba International, Inc. (Fka H A Spinnaker, Inc.) ("the Company") was incorporated under the laws of Colorado, for the purpose of seeking potential business acquisitions. It has been in the development stage since inception. Its activities to date have been limited to organizational efforts and raising capital.

Developmental Stage:

The Company is currently in the developmental stage and has no significant operations to date.

Reverse Acquisition:

On October 28, 1997, pursuant to the terms of a plan of merger H A Spinnaker, Inc. acquired 100% of the stock of Zaba International Holdings USA, Inc.(Zaba) in exchange for 9,628,660 shares of H A Spinnaker common stock and then the Company's shareholders approved a name change to Zaba International, Inc. This transaction was accounted for as a reverse acquisition where Zaba is treated as the acquirer. The Historical financial statements prior to October 28, 1997 are those of Zaba.

Fiscal Year:

The Company has selected November 30 as its fiscal year end.

Statement of Cash Flows:

For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest and taxes in the period ended November 30, 1997 was $-0-.

Basic (Loss) Per Common Share:

The net (loss) per common share is computed by dividing the net (Loss) for the period by the weighted average number of shares outstanding at November 30, 1997.



                                      -6-

Zaba International, Inc.
(Fka H A Spinnaker, Inc.)
(A Development Stage Company)
Notes to Financial Statements
At November 30, 1997
--------------------

Use Of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Foreign Exchange Rate:

The Company has recorded various assets and liabilities that were in Canadian dollars. These have been converted to US dollars. The exchange rate at November 30, 1997 $.71333 US for $1.00 Canadian.

Note 2 - Capital Stock
----------------------

Common Stock:

The Company initially authorized 1,000,000,000 shares of $.0001 par value common stock. The Company had 28,600,000 shares of common stock. In October 1997, the Company's shareholders approved a 12 to 1 reverse split. After the split the Company issued 23,833 shares of $.0001 par value common stock for services valued at $.03 per share and 9,628,660 shares in exchange for all of the outstanding shares of Zaba International Holdings USA, Inc., also a development stage shell.

Stock Purchase Warrants:

Class A Common Stock Purchase Warrants were issued as part of the initial capitalization in September 1988. There are 23,833,333 after split warrants. Each Class A Warrant entitles the holder to purchase one share of common stock for an after split price of $.24 per share (post reverse split). The number of shares of stock issuable upon exercise of the Class A Warrants are adjustable upon the occurrence of certain events, including shareholder distributions, stock splits, combinations, recapitalization, mergers, or reorganizations. The Company reserves the right to call any or all warrants upon 30 days written notice at an after split redemption price of $.00012 per warrant. The warrants expire July 1, 1998.

Zaba International, Inc.
(Fka H A Spinnaker, Inc.)
(A Development Stage Company)
Notes to Financial Statements
At November 30, 1997
--------------------

Note 2 - Capital Stock (Continued)
---------------------------------

Preferred Stock

The Company initially authorized 100,000,000 shares of $.001 par value non-voting preferred stock, the rights and preferences of which to be determined by the Board Of Directors at the time of issuance. As of November 30, 1997 no preferred stock has been issued.

The Company has declared no dividends through November 30, 1997 and 1996.

Note 3 - Income Taxes
---------------------

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes.

Due to the Company's net operating loss in the year ended November 30, 1997 of $133,498 there are no income taxes currently due. As of November 30, 1997 the Company has a deferred tax asset of $26,700 primarily from its net operating loss carry forward which has been fully reserved through a valuation allowance.

The Company has net operating loss carryforwards of $177,711 which will expire between 2003 and 2012.

Note 4 - Related Party Events
-----------------------------

During the fiscal year ended November 30, 1997 the Company maintained its principal offices at an address provided by an officer and director on a cost free basis. This office was located at 2963 Glen Drive, Suite 308, Coquitlam B.C. V3B 2P7. No expense has been recorded as the value of the address is considered immaterial.

Zaba International, Inc.
(Fka H A Spinnaker, Inc.)
(A Development Stage Company)
Notes to Financial Statements
At November 30, 1997
--------------------

Note 4 - Related Party Events (continued)
----------------------------------------

The Company received funds from a shareholder and shareholders made advances on behalf of the Company to pay expenses and make the acquisition deposit. $8,146 of the advances were contributed to equity. $270,971 of the monies were treated as advances due back to the shareholders. Commencing December 31, 1997, interest will accrue at 9% per annum.

Note 5 - Acquisition Deposit
----------------------------

In April 1997 and October 1997 a shareholder, on behalf of the Company, advanced funds to the shareholder of Sweeprite Mfg., Inc., Patchrite, Inc., and Rite Way Mfg. Co. Ltd. (hereinafter referred to as the "Sweeprite Companies") in the form of a nonrefundable $300,000 (Canadian) deposit ($214,000 US). The relevant terms provide for the Company to tender additional payment of the $3,000,000 (Canadian) to the sellers on or before January 31, 1998. In the event the acquisition of the Sweeprite Companies fails to close on or before the aforesaid date (or any extension granted to the Company by the sellers), prior management of the Company may provide notice to the current management that they will rescind the Zaba transaction and thereafter assume all future control of the Company. (See Note 7 - Subsequent Events).

Note 6 - Basis Of Presentation
------------------------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through November 30, 1997. It has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company needs to complete a merger that will allow it to work toward profitability and positive cash flow.


                                      -9-

Zaba International, Inc.
(Fka H A Spinnaker, Inc.)
(A Development Stage Company)
Notes to Financial Statements
At November 30, 1997
--------------------

Note 7 - Subsequent Events
--------------------------

In January 1998 the Company entered into a oral agreement to rent office space on a month to month basis for $700 per month.

In January 1998 the option to purchase the Sweeprite Companies was extended and the agreement amended as follows: The purchase price was increased to $3,335,000 (Canadian). An additional $200,000 (Canadian) nonrefundable deposit is due the earlier of March 16, 1998 or when financing for the acquisition is obtained. The relevant terms provide for the Company to tender an additional payment of $500,000 (Canadian) 30 days after payment of the aforementioned $200,000 and $500,000 (Canadian) 30 days after that leaving $1,850,000 (Canadian) due to the sellers on or before June 15, 1998.






                                     -10-

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     In January, 1998, the Company filed a Form 8-K, advising of the change in independent certified accountants, changing from Comiskey & Company to Kish, Leake & Associates, who have audited the Company's financial statements appearing elsewhere in this report. There were no disagreements with Comiskey & Company on accounting and financial disclosure.

               PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                       Age          Position
________________           ___          _________________________

Robert Zaba                 40          Chairman of Board,
                                        President and Director

Michael D. Cohen            58          Vice President, Director

Carmine Montemariano        48          Vice President - Operations
                                        and Director

Deeran Rambaran             35          Vice President - Marketing
                                        and Director

Gordon A. Meugens           43          Treasurer and Director

Ronald M. Bell              61          Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Robert S. Zaba, Chairman of the Board, President and a Director of the Company, assumed his positions with the Company in October 1997. Prior, since June 1997 he held similar positions with Old Zaba. From January 1990 to June 1992, Mr. Zaba was President of Trout Lake Enterprises, a technology company related to the wood industry. From July 1992 through January 1993, Mr. Zaba was unemployed. From February 1993 to September 1996, he was President of Canadian Georgian Corp., which was engaged in the development of new business in the former Soviet Union. Additionally, from January 1996 to June 1997, Mr. Zaba was a consultant with Canadian Northern Lites, Inc., a United States reporting company engaged in opal mining operations. Mr. Zaba has also been engaged in private consulting to various other companies, assisting in fund raising activities and also owns and manages his own standardbred horse racing operation in Canada and the United States. He devotes substantially all of his time to the business of the Company.

     Michael D. Cohen, Vice President and a Director. Prior, since June 1997 Mr. Cohen held these positions with Old Zaba. From 1985 through January 1997, Mr. Cohen was the agent for the Government of Saskatchewan, Canada in New York City, where his responsibilities included raising the visibility of Saskatchewan in relation to tourism, investment opportunities and other economic factors. Mr. Cohen received a Bachelor of Arts degree from S.W. Essex University, Chingford, England in 1960. He devotes substantially all of his time to the business of the Company.

     Carmine A. Montemariano, Vice President - Operations and a Director. Prior, since July 1997 mr. Montemariano held similar positions with Old Zaba. In addition, since September 1994, Mr. Montemariano has been a liaison to the New York City and Tri-State area for Sweeprite Products, Inc., where his responsibilities included expansion of trade relations. From January 1968 through July 1991, he was project manager and, in 1993, owner and vice president of Street King of New York, where his responsibilities included modifying sweepers for New York end distribution. Mr. Montemariano obtained a degree from Empire State University in labor relations. He devotes substantially all of his time to the business of the Company.

     Deeran Rambaran, Vice President of Marketing, Secretary and a Director. Mr. Rambaran held similar positions with Old Zaba since July 1997. From July 1986 through July 1997, he was president and founder of J.C.C. International, Inc., a British Columbia corporation engaged in manufacturing, wholesale and retail jewelry business. He is also a director of Canadian Northern Lites, Inc., a public reporting company in the US. He obtained a Bachelor of Arts degree in Business Administration from the University of

London in 1980. He devotes substantially all of his time to the business of the Company.

     Gordon A. Meugens, Treasurer and a Director. Since June 1997, Mr. Meugens held similar positions with Old Zaba. In addition, for the past 18 years he has been a practicing attorney in British Columbia, Canada, emphasizing business law. He received a Bachelor of Law degree from the University of British Columbia in 1978. He devotes only such time as necessary to the business of the Company, which time is not expected to exceed 20 hours per month.

     Ronald M. Bell, Director. Mr. Bell held a similar position with Old Zaba since May 1997. Mr. Bell is currently retired. Prior, from 1965 through August 1995, Mr. Bell was an airline captain for Canadian Airlines. Mr. Bell served in the Royal Canadian Air Force University Reserve from 1956 through 1958. He devotes only such time as necessary to the business of the Company, which is not expected to exceed 20 hours per month.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     There were no changes in the securities holdings of any officer, director or principal shareholder.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the year ended November 30, 1997 of the chief executive officer of the Company.

                        SUMMARY COMPENSATION TABLE


                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                Under-              All
Name                             Annual   Restricted   lying             Other
and                              Compen-    Stock     Options/   LTIP   Compen-
Principal         Salary  Bonus  sation    Award(s)     SARs    Payouts  sation
Position    Year   ($)     ($)    ($)        ($)        (#)       ($)     ($)
__________  ____  ______  _____  ______    ________   _______   _______  ______
Robert Zaba,
President &       (1)(2)
Director    1997  $    0  $   0  $    0    $      0         0   $     0  $   0
_________________________

<F1>
(1)  Mr. Zaba did not receive any salary during the fiscal year ended November
     31, 1997 from the Company.
<F2>
(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during 1998.


     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended November 30, 1997.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1997.

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and            Amount and
                   Address of           Nature of
Title              Beneficial           Beneficial     Percent of
of Class              Owner               Owner           Class
________    _________________________   __________     __________
Common          Robert Zaba              7,154,995        59.0%
               2963 Glen Dr.
               Coquitlam, B.C.
               Canada

Common          Deeran Rambaran              2,407,165
20.0%
               308-2941 Delahaye Dr.
               Coquitham, B.C.
               Canada

Common          All Directors                 9,562,160
79.0%
               and Officers as a
               Group (6 persons)


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company presently has an outstanding loan due a shareholder in the principal amount of $270,971. A significant portion ($214,000 US) was utilized by the Company for the initial non-refundable deposit relating ton the Sweeprite Companies acquisition, with the balance for working capital. It accrues interest at the rate of 9% per annum and is due upon demand.

     During the fiscal year ended November 30, 1997, the Company's former President and a director of the Company provided the Company with office space, without cost. This situation terminated in October 1997, with the effectiveness of the Zaba Transaction.

     There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                           PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     3.1*   Certificate and Articles of Incorporation

     3.2*   Bylaws

     3.3       Articles of Merger

     EX-27  Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed in July 1996 and are incorporated by reference herein.

(b)  Reports on Form 8-K

     In the last fiscal quarter of the fiscal year ended November 30, 1997, the Company filed one report on Form 8-K, advising of the effectiveness of the Zaba Transaction and the Company's right of rescission thereto. The contents of this Form 8-K is incorporated into this report as if set forth.

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 1998.

                               ZABA INTERNATIONAL, INC.
                               (Registrant)


                               By:/s/ Robert Zaba
                                  -------------------------------
                                  Robert Zaba, President


                               By:/s/ Gordon A. Meugens
                                  -------------------------------
                                   Gordon A. Meugens, Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 1998.



                                   /s/ Robert Zaba
                                   ------------------------------
                                   Robert Zaba, Director


                                   /s/ Michael D. Cohen
                                   ------------------------------
                                   Michael D. Cohen, Director


                                   ------------------------------
                                   Carmine Montemariano, Director


                                   /s/ Deeran Rambaran
                                   ------------------------------
                                   Deeran Rambaran, Director


                                   /s/ Gordon A. Meugens
                                   ------------------------------
                                   Gordon A. Meugens, Director


                                   ------------------------------
                                   Ronald M. Bell, Director

                      ZABA INTERNATIONAL, INC.

           Exhibit Index to Annual Report on Form 10-KSB
            For the Fiscal Year Ended November 30, 1997

EXHIBITS                                                Page No.

  EX-3.3     Articles of Merger                              32

  EX-27     Financial Data Schedule                          34

           FILED
    IN THE OFFICE OF THE
  SECRETARY OF STATE OF THE
      STATE OF NEVADA         ARTICLES OF MERGER

        JAN 14 1998
       No. C 18449-97
       s/Dean Heller
Dean Heller, Secretary of State

THIS IS TO CERTIFY:

     1.   Parties.  Pursuant to the terms of that certain definitive Agreement
and Plan of Merger dated    August 4           , 1997 (the "Agreement"), HA
Spinnaker, Inc. ("HAS"), a corporation formed pursuant to the laws of the State of Colorado, has acquired all of the issued and outstanding common voting stock of Zaba International Holdings USA, Inc. ("Zaba"), a corporation formed pursuant to the laws of the State of Nevada, effective August 4, 1997 (the "Effective Date").

     2. Approval. The terms of the Agreement were approved by the affirmative vote sufficient for approval of the Boards of Directors and Shareholders of both HAS and Zaba, respectively, on August 4, 1997, pursuant to unanimous consents or meetings of the same held pursuant to proper notice (or waiver thereof).

     3. Share Exchange. The Agreement provides that all of the shareholders of Zaba, representing 100 issued and outstanding common shares, shall exchange their respective shares for an aggregate of 9,628,660 shares of HAS common stock, to be distributed to each Zaba shareholder pro rata to their respective ownership in Zaba at the Effective Date. Immediately prior to the Effective Date, there were 2,407,165 common shares of HAS issued and outstanding.

     4. Surviving Entity. Pursuant to the terms of the Agreement, HAS shall be the surviving entity and, upon the Effective Date and upon filing of these Articles of Merger with the Nevada Secretary of State, Zaba shall cease to exist as a bona fide Nevada corporation.

     5. Undertakings of Foreign Surviving Corporation. Upon the Effective Date, HAS, as the surviving corporation:

          (a) hereby agrees that it will promptly pay to the dissenting owners of Zaba the amounts, if any, to which they may be entitled under or created pursuant to NRS 92A.300 to 92A.500 inclusive; and

          (b) hereby appoints the Secretary of State of the State of Nevada as its agent for service of process in any proceeding to enforce any obligation or the rights of dissenting owners of Zaba. For purposes herein, all notices and service of process may be tendered to Andrew I. Telsey, Esq., Andrew I. Telsey, P.C., 2851 South Parker Road, Suite 720, Aurora, Colorado 80014, legal counsel to HAS.

     6. Name Change. Pursuant to the affirmative vote of the shareholders of HAS, the HAS Articles of Incorporation shall be amended to reflect a change in HAS's name to "Zaba International, Inc."

     7. Agreement and Plan of Merger. A complete, executed copy of the Agreement and Plan of Merger is on file at the offices of HAS, the surviving corporation, at 5650 Greenwood Plaza Blvd., Suite 216, Englewood, Colorado 80111.

     7. Counterparts. This Articles of Merger may be executed in counterparts, each of which shall be deemed to be an original document, but together shall be deemed to constitute only one agreement.

     Executed this   4th   day of   August  , 1997.


                              HA SPINNAKER, INC.


                              By  s/Gregory W. Skufca
                                ----------------------------------------------
                                  Gregory W. Skufca, President

                              And  s/William L. Skufca
                                 ---------------------------------------------
                                    William L. Skufca, Secretary

                              ZABA INTERNATIONAL HOLDINGS USA, INC.


                              By   s/Robert Zaba
                                ----------------------------------------------
                                  Robert S. Zaba, President

                              And  s/Deeran Rambaran
                                 ---------------------------------------------
                                    Deeran Rambaran, Secretary


STATE OF COLORADO               )
                                :  ss.
COUNTY OF                       )

     This instrument was acknowledged before me on   July 31 , 1997, by Gregory
W. Skufca and William L. Skufca, as President and Secretary, respectively, of HA Spinnaker, Inc.

     My commission expires:     3-10-98


                                          s/Don Seybold
                                          ------------------------------------
                                            Notary Public

PROVINCE OF BRITISH COLUMBIA    )
                                :  ss.
CITY OF                         )

     This instrument was acknowledged before me, a Commissioner/Notary Public in
and for the Province of British Columbia this   1   day of   Aug , 1997, by
Robert S. Zaba and Deeran Rambaran, as President and Secretary, respectively, of Zaba International Holdings USA, Inc.


                                          s/G. A. Meugens
                                          ------------------------------------
                                            Commissioner/Notary Public