Form 10QSB
period 1998-02-28
ZABA INTERNATIONAL INC
filed 1998-04-22
CIK 859919

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           Form 10-QSB

                      Quarterly Report Under
               the Securities Exchange Act of 1934

              For Quarter Ended:  February 28, 1998

                 Commission File Number:  0-21099



                     ZABA INTERNATIONAL, INC.
 (Exact name of small business issuer as specified in its charter)



                             Colorado
  (State or other jurisdiction of incorporation or organization)

                            84-1128300
                 (IRS Employer Identification No.)

                     20644 Eastleigh Crescent
                             Suite 302
                     Langley, British Columbia
              (Address of principal executive offices)

                              V3A 4C4
                            (Zip Code)

                          (604) 533-8318
                    (Issuer's Telephone Number)

                         HA SPINNAKER, INC.
                  5650 Greenwood Plaza Blvd., #216
                     Englewood, Colorado 80111
        (Former name, former address and former fiscal year,
                    if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:   Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of February 28, 1998, was 12,035,826 shares.

                               PART I


ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended February 28, 1998, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

Overview

     Zaba International, Inc., f/k/a HA Spinnaker, Inc. (the "Company"), was incorporated under the laws of the State of Colorado on September 28, 1988. Effective August 4, 1997, pursuant to a definitive agreement (the "Agreement"), the Company acquired all of the issued and outstanding securities of Zaba International Holdings USA, Inc., ("Zaba"), a Nevada corporation. The terms of the transaction involved the Company undertaking a "reverse stock split", wherein one share of common stock was issued in exchange for every 12 shares of common stock issued and outstanding as of the Closing Date and thereafter, issuing an aggregate of 9,628,660 shares of its "restricted" common stock to the former shareholders of Zaba in exchange for all of the issued and outstanding stock of Zaba. Zaba did not survive the transaction. The Company was the surviving entity. As part of the terms of the aforesaid transaction, the Company amended its Articles of Incorporation, changing its name to its present name.

      The following information is intended to provide a narrative description of the Company's proposed operations, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company for the three month period ended February 28, 1998.

Plan of Operation

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

     The Company holds an option to purchase all of the issued and outstanding securities of three (3) Canadian companies, including Sweeprite Mfg. Inc. ("Sweeprite"), Rite Way Mfg. Co. Ltd. ("Rite Way") and Patchrite Inc. ("Patchrite"), all Saskatchewan corporations. These companies are engaged in the businesses of manufacturing, distribution and marketing of tillage and seeding agricultural equipment (Rite Way), street sweepers (Sweeprite) and asphalt surface pothole patchers (Patchrite) (hereinafter jointly referred to as the "Sweeprite Companies"). The option expires June 30, 1998, as extended. It is the intention of the Company to exercise this option prior to its expiration. However, there can be no assurances that it will successfully do so. If it does not successfully consummate this acquisition, the proposed merger between the Company and Zaba International USA, Inc. may be voided by the former members of the Company's Board of Directors, in their sole discretion. The Company has no other business.

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

     The Company presently has an outstanding loan due a shareholder in the principal amount of $270,971. A significant portion ($214,000 US) was utilized by the Company for the initial non-refundable deposit relating to the Sweeprite Companies acquisition, with the balance for working capital. It accrues interest at the rate of 9% per annum and is due upon demand.

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

     Additionally, the Company also has a tentative commitment from NationsCredit, New York, NY, to provide the Company with approximately $4 million in secured loans once the Sweeprite Companies acquisition is consummated. This loan would be utilized for working capital, as well as "floor planning" for the Company's distribution network throughout the United States for the Sweeprite Companies equipment. As of the date of this report, NationsCredit is engaged in an independent audit of the Sweeprite Companies in order to insure that their due diligence related to the proposed loan is completed in a timely manner. The terms of this proposed loan have not been finalized as of the date of this report.

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

     The Company has filed an application with the National
Association of Securities Dealers ("NASD") for trading on the NASDAQ over the counter Bulletin Board, which application is presently pending.


                    PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS - NONE

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
            NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -

            (a)  Exhibits

                 EX-27     Financial Data Schedule

          (b)    Reports on Form 8-K

          The Registrant filed a Form 8-K dated December 15, 1997, providing unaudited consolidated financial statements of Zaba International Holdings USA, Inc., the Company's successful merger candidate, as of October 28, 1997, and unaudited pro forma Balance Sheet of the company as of October 29, 1997.

          The Registrant also filed a Form 8-K dated January 14, 1998, reporting the extension of an option held by the Company to purchase all of the issued and outstanding securities of Sweeprite Mfg. Inc., Rite Way Mfg. Co. and Patchrite Inc., all Saskatchewan corporations, engaged in the businesses of manufacturing, distribution and marketing of tillage and seeding agricultural equipment, street sweepers and asphalt surface pothole patchers to January 31, 1998.

          Additionally, the Registrant filed a Form 8-K dated January 22, 1898, advising that Comiskey & Company, P.C., the Registrant's independent accountant for the Registrant's two most recent fiscal years, resigned and were replaced with the accounting firm of Kish, Leake & Associates, P.C., independent public accountants to audit the Registrant's fiscal year ended November 30, 1997, as well as future financial statements.

Zaba International, Inc.
(A Development Stage Company)
Balance Sheet
_________________________________________________________________
                                            Unaudited    Audited
                                            February    November
                                            28, 1998    30, 1997
                                            --------    --------
ASSETS

Current Assets - Cash                       $     88   $     88

Other Assets - Acquisition Deposit           214,000    214,000
                                            --------   --------
TOTAL ASSETS                                $214,088   $214,088
                                            ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable                              80,050     71,895
Advances From Shareholder                    270,971    270,971
                                            --------   --------
Total Current Liabilities                    351,021    342,866
                                            --------   --------
Long-Term Liabilities                              0          0
                                            --------   --------
TOTAL LIABILITIES                            351,021    342,866
                                            --------   --------
SHAREHOLDERS' EQUITY

Preferred Stock, $.001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding -0- Shares                 0          0

Common Stock, $.0001 Par Value
 Authorized 1,000,000,000 Shares;
 Issued And Outstanding 12,035,826 Shares      1,203      1,203

Capital Paid In Excess Of
 Par Value Of Common Stock                     3,517      3,517

Retained Earnings (Deficit)
 Accumulated During The
 Development Stage                         ( 141,653) ( 133,498)
                                            --------   --------
TOTAL SHAREHOLDERS' EQUITY                 ( 136,933) ( 128,778)
                                            --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $214,088   $214,088
                                            ========   ========

     See Accompanying Notes To These Financial Statements.


Zaba International, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
_________________________________________________________________
                                                        August
                                                       28, 1997
                                                      (Inception)
                             Three Months Three Months  Through
                               February    February     February
                               28, 1998    28, 1997     28, 1998
                              ----------   --------    ----------
Revenue                       $       0    $      0    $        0

Expenses:

Consulting & Wages                    0           0        10,415
Fees                                  0           0           130
Legal And Accounting              6,755           0       101,665
Office                                0           0         2,938
Professional Fees                     0           0        18,133
Rent                              1,400           0         1,400
Travel                                0           0         6,972
                             ----------    --------    ----------
Total Expenses                    8,155           0       141,653
                             ----------    --------    ----------
Net (Loss)                     (  8,155)          0      (141,653)
                             ==========    ========    ==========

Basic (Loss)
 Per Common Share                ($0.00)      $0.00        ($0.01)
                             ==========    ========    ==========
Weighted Average Common
 Shares Outstanding          12,035,826           0    12,035,826
                             ==========    ========    ==========











     See Accompanying Notes To These Financial Statements.


Zaba International, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
______________________________________________________________________
                                                                August
                                                               28, 1997
                                    Three Months Three Months(Inception)
                                        Ended        Ended     Through
                                      February     February    February
                                      28, 1998     28, 1997    28, 1998
                                      --------     --------    --------
Cash Flows From Operating Activities:

Net (Loss)                           ($  8,155)    $      0   ($141,653)

Stock Issued For Services                    0            0         715
Expenses Paid By Shareholder
 On Behalf Of Company                        0            0      61,617
Increase In Accounts Payable             8,155            0      75,909
                                      --------     --------    --------
Net Cash Flows From Operations               0            0      (3,412)
                                      --------     --------    --------
Cash Flows From Investing Activities:        0            0           0
                                      --------     --------    --------
Net Cash Flows From Investing                0            0           0
                                      --------     --------    --------
Cash Flows From Financing  Activities:

Funds Received As Additional Capital
 Contribution                                0            0       3,500
                                      --------     --------    --------
Cash Flows From Financing                    0            0       3,500
                                      --------     --------    --------
Net Increase (Decrease) In Cash              0            0          88
Cash At Beginning Of Period                 88            0           0
                                      --------     --------    --------
Cash At End Of Period                 $     88     $      0    $     88
                                      ========     ========    ========

Summary Of Non-Cash Investing And Financing Activities:

Debt Paid By Shareholder On
 Behalf Of Company                                             $ 61,617
                                                               ========
Acquisition Deposit Paid By
 Shareholders                                                  $214,000
                                                               ========
Stock Issued For Services                                      $    715
                                                               ========

     See Accompanying Notes To These Financial Statements.


Zaba International, Inc.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity
____________________________________________________________________________________________

                                                                        (Deficit)
                                                                       Accumulated
                           Number Of  Number Of          Capital Paid   During The
                            Common    Preferred  Common  In Excess Of  Development
                            Shares     Shares     Stock   Par Value       Stage      Total
                          ----------  ---------  ------  ------------  ----------  --------
Balance At August 28, 1997         0          0  $    0  $          0  $        0  $      0

Common stock issued at
 inception, as restated
 for reverse acquisition   9,628,660          0     963          (963)          0         0

October 1997 For Services
 Valued $.03 Per Share        23,833          -       2           713           -       715

Common Stock Issued In
 Reverse Acquisition       2,383,333          -     238        (4,379)          -    (4,141)

Contribution To Equity             -          -       -         8,146           -     8,146

Net (Loss) At November
 30, 1997                          -          -       -             -    (133,498) (133,498)
                          ----------  ---------  ------  ------------  ----------  --------
Balance At November
 30, 1997                 12,035,826          0  $1,203  $      3,517 ($  133,498)($128,778)

Net (Loss) at February
  28, 1998                                                                 (8,155)   (8,155)
                          ----------  ---------  ------  ------------  ----------  --------
Balance at February
  28, 1998                12,035,826          0  $1,203  $      3,517 ($  141,653)($136,933)
                          ==========  =========  ======  ============  ==========  ========












     See Accompanying Notes To These Financial Statements.


Zaba International, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For The Three Month Period Ended February 28, 1998
--------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month interim periods ended February 28, 1998 and February 28, 1997 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of Interim periods presented). The results of operations for the three month period ended February 28, 1998 are not necessarily indicative of the results expected for the fiscal year ended November 30, 1998.

                               SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ZABA INTERNATIONAL, INC.
                              (Registrant)

                              Dated: April 21, 1998



                              By:  s/Robert Zaba
                                 --------------------------------
                                 Robert Zaba,
                                 President

                      ZABA INTERNATIONAL, INC.

          Exhibit Index to Quarterly Report on Form 10-QSB
              For the Quarter Ended February 28, 1998

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . .   15