Form 10QSB
period 1998-05-31
ZABA INTERNATIONAL INC
filed 1999-05-13
CIK 859919

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                         For Quarter Ended: May 31, 1998

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

                      5650 GREENWOOD PLAZA BLVD, SUITE 216
                               ENGLEWOOD, COLORADO
                    (Address of principal executive offices)


                       20644 EASTLEIGH CRESCENT, SUITE 302
                        LANGLEY, BRITISH COLUMBIA V3A 4C4
                    (Former Address of Small Business Issuer)

                                 (303) 741-1118
                           (Issuer's Telephone Number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 31, 1998, was 2,407,165 shares.

                                     PART I


ITEM 1.           FINANCIAL STATEMENTS.

         The unaudited financial statements for the six month period ended May 31, 1998, are attached hereto.

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

OVERVIEW

         Zaba International, Inc., f/k/a HA Spinnaker, Inc. (the "Company"), was incorporated under the laws of the State of Colorado on September 28, 1988. Effective August 4, 1997, pursuant to a definitive agreement (the "Agreement"), the Company acquired all of the issued and outstanding securities of Zaba International Holdings USA, Inc. ("Zaba"), a Nevada corporation. The terms of the transaction involved the Company undertaking a "reverse stock split," wherein one share of common stock was issued in exchange for every 12 shares of common stock issued and outstanding as of the Closing Date and thereafter, issuing an aggregate of 9,628,660 shares of its "restricted" common stock to the former shareholders of Zaba in exchange for all of the issued and outstanding stock of Zaba. Zaba did not survive the transaction. The Company was the surviving entity. As part of the terms of the aforesaid transaction, the Company amended its Articles of Incorporation, changing its name to its present name.

         Subsequently, in June, 1998, and pursuant to the terms of the Agreement, former management, who had reserved a right to rescind the Agreement, exercised their respective rights. As a result, former members of management assumed the positions with the Company which they had resigned upon closing of the Agreement and the 9,628,660 shares of common stock issued pursuant to the Agreement were redeemed back to the Company's Treasury. However, the name change and reverse split referenced above remained in effect.

RESULTS OF OPERATIONS

         The Company generated no revenues during the six month period ended May 31, 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

PLAN OF OPERATION

         The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. As of the date of this report, management of the Company has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement between the Company and any third party relevant thereto. In the event the Company does enter into an agreement with such a third party, the Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

         The Company has no full time employees. The Company's President, Secretary and Treasurer have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

         Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

LIQUIDITY AND CAPITAL RESOURCES

         The Company presently has nominal cash or cash equivalents.

YEAR 2000 DISCLOSURE

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has nominal assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
                  NONE.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                  The Registrant filed a Form 8-K dated January 14, 1998, reporting the extension of an option held by the Company to purchase all of the issued and outstanding securities of Sweeprite Mfg. Inc., Rite Way Mfg. Co. and Patchrite Inc., all Saskatchewan corporations, engaged in the businesses of manufacturing, distribution and marketing of tillage and seeding agricultural equipment, street sweepers and asphalt surface pothole patchers to January 31, 1998. This issue is no longer relevant, as the Company rescinded its Agreement with Zaba International Holdings USA, Inc., a Nevada corporation,and the business of the Company has reverted back to its original business plan outlined herein and in prior reports filed with the Securities and Exchange Commission.

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



Zaba International, Inc.
(A Development Stage Company)
Balance Sheet
-----------------------------------------------------------------

                                            Unaudited    Audited
                                               May      November
                                            31, 1998    30, 1997
                                            --------    --------
ASSETS

Current Assets - Cash                       $     44   $     88
                                            --------   --------
TOTAL ASSETS                                $     44   $     88
                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities - Accounts Payable         7,685      3,705
                                            --------   --------
Total Current Liabilities                      7,685      3,705
                                            --------   --------
Long-Term Liabilities                              0          0
                                            --------   --------
TOTAL LIABILITIES                              7,665      3,705
                                            --------   --------

SHAREHOLDERS' EQUITY

Preferred Stock, $.001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding -0- Shares                 0          0

Common Stock, $.0001 Par Value
 Authorized 1,000,000,000 Shares;
 Issued And Outstanding 2,407,165 Shares         241        241

Capital Paid In Excess Of
 Par Value                                    56,482     47,977

Deficit Accumulated During The
 Development Stage                           (64,364)   (51,835)
                                            --------   --------
TOTAL SHAREHOLDERS' EQUITY                    (7,641)    (3,617)
                                            --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $     44   $     88
                                            ========   ========

                   The Accompanying Notes Are An Integral Part
                    of These Unaudited Financial Statements.




Zaba International, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
-----------------------------------------------------------------

                                         Unaudited    Unaudited
                                        Three Months Three Months
                                            May         May
                                          31, 1998    31, 1997
                                         ----------   ---------
Revenue                                  $       0    $       0

Operating Expenses:

Legal And Accounting                         5,757        1,115
Office                                          18          581
                                        ----------    ---------

Total Expenses                               5,775        1,696
                                        ----------    ---------
Net (Loss)                                  (5,775)      (1,696)
                                        ==========    =========

Basic (Loss)
 Per Common Share                       $    (0.00)   $   (0.00)
                                        ==========    =========
Weighted Average Common
 Shares Outstanding                      2,407,165    2,407,165
                                        ==========    =========










                   The Accompanying Notes Are An Integral Part
                    of These Unaudited Financial Statements.




Zaba International, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
-----------------------------------------------------------------

                                                       September
                                                       28, 1988
                                                      (Inception)
                              Six Months  Six Months    Through
                                  May         May         May
                               31, 1998    31, 1997     31, 1998
                              ----------  ---------    ----------
Revenue                       $       0   $       0    $        0

Operating Expenses:

Amortization                          0           0           500
Legal And Accounting             12,512       2,137        29,108
Office Expense                       17       1,039         2,609
Rent                                  0           0         7,200
Stock Transfer Fees                   0           0           340
Wages                                 0           0        25,000
                             ----------   ---------    ----------
Total Expenses                   12,529       3,176        64,757
                             ----------   ---------    ----------
Net (Loss) Before
  Other Income                  (12,529)     (3,176)      (64,757)

Other Income - Interest               0           0           393
                             ----------   ---------    ----------

Net (Loss)                      (12,529)     (3,176)      (64,364)
                             ==========   =========    ==========

Basic (Loss)
 Per Common Share                ($0.01)     ($0.00)
                             ==========   =========
Weighted Average Common
 Shares Outstanding           2,407,165   2,407,165
                             ==========   =========






                   The Accompanying Notes Are An Integral Part
                    of These Unaudited Financial Statements.




Zaba International, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
------------------------------------------------------------------------

                                                              September
                                                               28, 1988
                                     Six Months   Six Months (Inception)
                                        Ended        Ended     Through
                                         May          May        May
                                      31, 1998     31, 1997    31, 1998
                                      --------     --------    --------
Net (Loss)                            $(12,529)    $ (3,176)   $(64,364)

Plus Items Not Affecting Cash Flow:

Amortization                                 0            0         500
Expenses Paid By Shareholder             7,005            0      32,977
Stock Issued For Services                    0            0       2,000
Increase (Decrease) In
  Accounts Payable                       3,980       (3,636)      7,685
                                      --------     --------    --------
Net Cash Flows From Operations          (1,544)      (6,812)    (21,202)
                                      --------     --------    --------

Cash Flows From Investing Activities:

(Increase) in Organization Costs             0            0        (500)
                                      --------     --------    --------
Net Cash Flows From Investing                0            0        (500)
                                      --------     --------    --------
Cash Flows From Financing  Activities:

Cash Contributions From Shareholder      1,500        7,141       9,646
Issuance of Common Stock                     0            0      12,100
                                      --------     --------    --------
Cash Flows From Financing                1,500        7,141      21,746
                                      --------     --------    --------

Net Increase (Decrease) In Cash            (44)         329          44
Cash At Beginning Of Period                 88            0           0
                                      --------     --------    --------
Cash At End Of Period                 $     44     $    329    $     44
                                      ========     ========    ========

Summary Of Non-Cash Investing And Financing Activities:

Expenses Paid By Shareholder On
 Behalf Of Company                    $  7,005     $      0    $ 32,977
                                      ========     ========    ========

Stock Issued For Services             $      0     $      0    $  2,000
                                      ========     ========    ========

                   The Accompanying Notes Are An Integral Part
                    of These Unaudited Financial Statements.




Zaba International, Inc.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity
------------------------------------------------------------------------------------------------------------

                                                                                       (Deficit)
                                                                                      Accumulated
                            Number Of  Number Of          Capital Paid      Stock      During The
                             Common    Preferred  Common  In Excess Of  Subscriptions  Development
                             Shares     Shares     Stock   Par Value      Receivable     Stage       Total
                           ----------  ---------  ------  ------------    ----------    --------    -------
Balance At
 September 28, 1988 *,**            0          0  $    0  $          0    $        0    $      0    $     0

September 28, 1988, Stock
 Issued for Services at
 $.0012 per share           1,666,686          0     167         1,833             -           -      2,000

Net (Loss) November
 30, 1988                           -          -       -             -             -      (4,825)    (4,825)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance At November
 30, 1988                   1,666,686          0  $  167  $      1,833             0    $ (4,825)  $ (2,825)

November 1, 1989, Stock
 Issued for cash at
 $.0112 per share             591,666          0      59         8,941          (100)          -      6,900

November 1, 1989, Stock
 Issued for cash at
 $.04 per share               125,000          0      13         4,987        (5,000)          -          0

Net (Loss) November
 30, 1989                           -          -       -             -             -     (16,900)   (16,900)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1989                   2,383,332          0  $  239  $     13,761    $   (5,100)   $(21,725)  $(12,825)

Stock Subscriptions
 Received                           -          -       -             -         5,100           -      5,100

Related Party Debt
 Forgiveness                        -          -       -        25,972             -           -     25,972

Net (Loss) November
 30, 1990                           -          -       -             -             -     (17,265)   (17,265)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1990                   2,383,332          0  $  239  $     39,733    $        0    $(38,990)  $    962

Net (Loss) November
 30, 1991                           -          -       -             -             -        (907)      (907)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1991                   2,383,332          0  $  239  $     39,733    $        0    $(39,897)  $     75

Net (Loss) November
 30, 1992                           -          -       -             -             -        (100)      (100)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1992                   2,383,332          0  $  239  $     39,733    $        0    $(39,997)  $    (25)

Net (Loss) November
 30, 1993                           -          -       -             -             -         (75)       (75)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1993                   2,383,332          0  $  239  $     39,733    $        0    $(40,072)  $   (100)







                                                                                       (Deficit)
                                                                                      Accumulated
                            Number Of  Number Of          Capital Paid      Stock      During The
                             Common    Preferred  Common  In Excess Of  Subscriptions  Development
                             Shares     Shares     Stock   Par Value      Receivable     Stage       Total
                           ----------  ---------  ------  ------------    ----------    --------    -------
Net (Loss) November
 30, 1994                           -          -       -             -             -        (525)      (525)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1994                   2,383,332          0  $  239  $     39,733    $        0    $(40,597)  $   (625)

Net (Loss) November
 30, 1995                           -          -       -             -             -      (2,747)    (2,747)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1995                   2,383,332          0  $  239  $     39,733    $        0    $(43,344)  $ (3,372)

Net (Loss) November
 30, 1996                           -          -       -             -             -        (869)      (869)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1996                   2,383,332          0  $  239  $     39,733    $        0    $(44,213)  $ (4,241)

October 1997 for Services
 Valued At $.03 Per Share      23,833          -       2           713             -           -        715
Contribution to Equity              -          -       -         8,146             -           -      8,146

Net (Loss) November
 30, 1997                           -          -       -             -             -      (7,622)    (7,622)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1997                   2,407,165          0  $  241  $     48,592    $        0    $(51,835)  $ (3,002)

Contribution to Equity              -          -       -         7,890             -           -      7,890

Net (Loss) May 31, 1998             -          -       -             -             -     (12,529)   (12,529)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at May 31, 1998     2,407,165          0  $  241  $     56,482    $        0    $(64,384)  $ (7,641)
                           ==========  =========  ======  ============    ==========    ========   ========


* Restated to reflect a 12 to 1 reverse split.
** Restated to reflect subsequent rescission of prior merger.









                                                The Accompanying Notes Are An Integral Part
                                                 of These Unaudited Financial Statements.


Zaba International, Inc.
Notes to Unaudited Financial Statements
For The Six Month Period Ended May 31, 1998
--------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and six month interim period ended May 31, 1998 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended May 31, 1998 are not necessarily indicative of the results expected for the fiscal year ended November 30, 1998.

Note 2 - Financial Statements
-----------------------------

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1997 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 3 - Rescission of Prior Acquisition
----------------------------------------

On June 1, 1998, the Company entered into a rescission agreement with Zaba International Holdings USA, Inc. ("Zaba"), a privately held British Columbia, Canada corporation, whereby the Company and Zaba did agree to rescind the previous asset acquisition agreement entered into between the aforesaid parties in August 1997. As part of the terms of this rescission, Zaba and its assignees did agree to tender back into the Company's treasury an aggregate of 9,628,660 "restricted" common shares, representing approximately 80% of the Company's then outstanding common stock. Zaba also agreed to repay certain balances incurred by the Company applicable to the rescission and other related activities of the Company.

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ZABA INTERNATIONAL, INC.
                                       (Registrant)

                                       Dated:  May 12, 1999



                                       By: s/Gregory W. Skufca
                                          ------------------------------------
                                           Gregory W. Skufca, President

                            ZABA INTERNATIONAL, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED MAY 31, 1998

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................15