Form 10QSB
period 1998-08-31
ZABA INTERNATIONAL INC
filed 1999-05-13
CIK 859919

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                       For Quarter Ended: August 31, 1998

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 31, 1998, was 2,407,165 shares.

                                     PART I


ITEM 1.           FINANCIAL STATEMENTS.

         The unaudited financial statements for the nine month period ended August 31, 1998, are attached hereto.

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

RESULTS OF OPERATIONS

         The Company generated no revenues during the nine month period ended August 31, 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
                  NONE.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three month period ended August 31, 1998.



Zaba International, Inc.
(A Development Stage Company)
Balance Sheet
-----------------------------------------------------------------

                                            Unaudited    Audited
                                             August     November
                                            31, 1998    30, 1997
                                            --------    --------
ASSETS

Current Assets - Cash                       $     44   $     88
                                            --------   --------
TOTAL ASSETS                                $     44   $     88
                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities - Accounts Payable         9,252      3,705
                                            --------   --------
Total Current Liabilities                      9,252      3,705
                                            --------   --------
Long-Term Liabilities                              0          0
                                            --------   --------
TOTAL LIABILITIES                              9,252      3,705
                                            --------   --------

SHAREHOLDERS' EQUITY

Preferred Stock, $.001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding -0- Shares                 0          0

Common Stock, $.0001 Par Value
 Authorized 1,000,000,000 Shares;
 Issued And Outstanding 2,407,165 Shares         241        241

Capital Paid In Excess Of
 Par Value                                    56,482     47,977

Deficit Accumulated During The
 Development Stage                           (65,931)   (51,835)
                                            --------   --------
TOTAL SHAREHOLDERS' EQUITY                    (9,208)    (3,617)
                                            --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $     44   $     88
                                            ========   ========

                   The Accompanying Notes Are An Integral Part
                    of These Unaudited Financial Statements.




Zaba International, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
-----------------------------------------------------------------

                                         Unaudited    Unaudited
                                        Three Months Three Months
                                           August      August
                                          31, 1998    31, 1997
                                         ----------   ---------
Revenue                                  $       0    $       0

Operating Expenses:

Legal And Accounting                         1,567          416
Office                                           0            0
                                        ----------    ---------

Total Expenses                               1,567          416
                                        ----------    ---------
Net (Loss)                                  (1,567)        (416)
                                        ==========    =========

Basic (Loss)
 Per Common Share                       $    (0.00)   $   (0.00)
                                        ==========    =========
Weighted Average Common
 Shares Outstanding                      2,407,165    2,407,165
                                        ==========    =========










                   The Accompanying Notes Are An Integral Part
                    of These Unaudited Financial Statements.




Zaba International, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
-----------------------------------------------------------------

                                                       September
                                                        28, 1988
                                                      (Inception)
                              Nine Months Nine Months   Through
                                August      August       August
                               31, 1998    31, 1997     31, 1998
                              ----------  ---------    ----------
Revenue                       $       0   $       0    $        0

Operating Expenses:

Amortization                          0           0           500
Legal And Accounting             14,079       2,137        30,675
Office Expense                       18       1,455         2,609
Rent                                  0           0         7,200
Stock Transfer Fees                   0           0           340
Wages                                 0           0        25,000
                             ----------   ---------    ----------
Total Expenses                   14,097       3,592        66,324
                             ----------   ---------    ----------
Net (Loss) Before
  Other Income                  (14,097)     (3,592)      (66,324)

Other Income - Interest               0           0           393
                             ----------   ---------    ----------

Net (Loss)                      (14,097)     (3,592)      (65,931)
                             ==========   =========    ==========

Basic (Loss)
 Per Common Share                ($0.01)     ($0.00)
                             ==========   =========
Weighted Average Common
 Shares Outstanding           2,407,165   2,407,165
                             ==========   =========






                   The Accompanying Notes Are An Integral Part
                    of These Unaudited Financial Statements.




Zaba International, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
------------------------------------------------------------------------

                                                              September
                                                               28, 1988
                                     Nine Months Nine Months (Inception)
                                        Ended        Ended     Through
                                       August       August      August
                                      31, 1998     31, 1997    31, 1998
                                      --------     --------    --------
Net (Loss)                            $(14,097)    $ (3,592)   $(65,931)

Plus Items Not Affecting Cash Flow:

Amortization                                 0            0         500
Expenses Paid By Shareholder             7,005            0      32,977
Stock Issued For Services                    0            0       2,000
Increase (Decrease) In
  Accounts Payable                       5,548       (4,141)      9,252
                                      --------     --------    --------
Net Cash Flows From Operations          (1,544)      (7,733)    (21,202)
                                      --------     --------    --------

Cash Flows From Investing Activities:

(Increase) in Organization Costs             0            0        (500)
                                      --------     --------    --------
Net Cash Flows From Investing                0            0        (500)
                                      --------     --------    --------
Cash Flows From Financing  Activities:

Cash Contributions From Shareholder      1,500        8,146       9,646
Issuance of Common Stock                     0            0      12,100
                                      --------     --------    --------
Cash Flows From Financing                1,500        8,146      21,746
                                      --------     --------    --------

Net Increase (Decrease) In Cash            (44)         413          44
Cash At Beginning Of Period                 88            0           0
                                      --------     --------    --------
Cash At End Of Period                 $     44     $    413    $     44
                                      ========     ========    ========

Summary Of Non-Cash Investing And Financing Activities:

Expenses Paid By Shareholder On
 Behalf Of Company                    $  7,005     $      0    $ 32,977
                                      ========     ========    ========

Stock Issued For Services             $      0     $      0    $  2,000
                                      ========     ========    ========

                   The Accompanying Notes Are An Integral Part
                    of These Unaudited Financial Statements.




Zaba International, Inc.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity
------------------------------------------------------------------------------------------------------------

                                                                                       (Deficit)
                                                                                      Accumulated
                            Number Of  Number Of          Capital Paid      Stock      During The
                             Common    Preferred  Common  In Excess Of  Subscriptions  Development
                             Shares     Shares     Stock   Par Value      Receivable     Stage       Total
                           ----------  ---------  ------  ------------    ----------    --------    -------
Balance At
 September 28, 1988 *,**            0          0  $    0  $          0    $        0    $      0    $     0

September 28, 1988, Stock
 Issued for Services at
 $.0012 per share           1,666,685          0     167         1,833             -           -      2,000

Net (Loss) November
 30, 1988                           -          -       -             -             -      (4,825)    (4,825)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance At November
 30, 1988                   1,666,685          0  $  167  $      1,833             0    $ (4,825)  $ (2,825)

November 1, 1989, Stock
 Issued for cash at
 $.0112 per share             591,667          0      59         68,941          (100)          -      6,900

November 1, 1989, Stock
 Issued for cash at
 $.04 per share               125,000          0      13         4,987        (5,000)          -          0

Net (Loss) November
 30, 1989                           -          -       -             -             -     (16,900)   (16,900)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1989                   2,383,332          0  $  239  $     13,761    $   (5,100)   $(21,725)  $(12,825)

Stock Subscriptions
 Received                           -          -       -             -         5,100           -      5,100

Related Party Debt
 Forgiveness                        -          -       -        25,972             -           -     25,972

Net (Loss) November
 30, 1990                           -          -       -             -             -     (17,265)   (17,265)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1990                   2,383,332          0  $  239  $     39,733    $        0    $(38,990)  $    982

Net (Loss) November
 30, 1991                           -          -       -             -             -        (907)      (907)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1991                   2,383,332          0  $  239  $     39,733    $        0    $(39,897)  $     75

Net (Loss) November
 30, 1992                           -          -       -             -             -        (100)      (100)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1992                   2,383,332          0  $  239  $     39,733    $        0    $(39,997)  $    (25)

Net (Loss) November
 30, 1993                           -          -       -             -             -         (75)       (75)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1993                   2,383,332          0  $  239  $     39,733    $        0    $(40,072)  $   (100)







                                                                                       (Deficit)
                                                                                      Accumulated
                            Number Of  Number Of          Capital Paid      Stock      During The
                             Common    Preferred  Common  In Excess Of  Subscriptions  Development
                             Shares     Shares     Stock   Par Value      Receivable     Stage       Total
                           ----------  ---------  ------  ------------    ----------    --------    -------
Net (Loss) November
 30, 1994                           -          -       -             -             -        (525)      (525)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1994                   2,383,332          0  $  239  $     39,733    $        0    $(40,597)  $   (625)

Net (Loss) November
 30, 1995                           -          -       -             -             -      (2,747)    (2,747)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1995                   2,383,332          0  $  239  $     39,733    $        0    $(43,344)  $ (3,372)

Net (Loss) November
 30, 1996                           -          -       -             -             -        (869)      (869)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1996                   2,383,332          0  $  239  $     39,733    $        0    $(44,213)  $ (4,241)

October 1997 for Services
 Valued At $.03 Per Share      23,833          -       2           713             -           -        715
Contribution to Equity              -          -       -         8,146             -           -      8,146

Net (Loss) November
 30, 1997                           -          -       -             -             -      (7,622)    (7,622)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1997                   2,407,165          0  $  241  $     48,592    $        0    $(51,835)  $ (3,002)

Contribution to Equity              -          -       -         7,890             -           -      7,890

Net (Loss) August
 31, 1998                           -          -       -             -             -     (14,096)   (14,096)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at August
 31, 1998                   2,407,165          0  $  241  $     56,482    $        0    $(65,931)  $ (9,208)
                           ==========  =========  ======  ============    ==========    ========   ========


* Restated to reflect a 12 to 1 reverse split.
** Restated to reflect subsequent rescission of prior merger.








                   The Accompanying Notes Are An Integral Part
                    of These Unaudited Financial Statements.


Zaba International, Inc.
Notes to Unaudited Financial Statements
For The Six Month Period Ended August 31, 1998
----------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and nine month interim period ended August 31, 1998 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the nine month period ended August 31, 1998 are not necessarily indicative of the results expected for the fiscal year ended November 30, 1998.

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

                                       ZABA INTERNATIONAL, INC.
                                       (Registrant)

                                       Dated:  May 12, 1999



                                       By:  s/Gregory W. Skufca
                                          ------------------------------------
                                          Gregory W. Skufca, President

                            ZABA INTERNATIONAL, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED AUGUST 31, 1998

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................15