Form 10KSB
period 1998-11-30
ZABA INTERNATIONAL INC
filed 1999-06-28
CIK 859919

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

                   For the fiscal year ended November 30, 1998

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

                      5650 Greenwood Plaza Blvd, Suite 216
                               Englewood, Colorado
                                 (303) 741-1118
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

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
                                 Yes  X   No
                                     ----    ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

Issuer's revenues for its most recent fiscal year: $ -0-

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 28, 1999: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 28, 1999 there were 2,407,165 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference:

                    This Form 10-KSB consists of Thirty Pges.
                  Exhibit Index is located at Page Twenty Nine.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                            ZABA INTERNATIONAL, INC.

                                                              PAGE
                                                              ----

Facing Page
Index
PART I
Item 1.    Description of Business.....................          4
Item 2.    Description of Property.....................          5
Item 3.    Legal Proceedings...........................          6
Item 4.    Submission of Matters to a Vote of
               Security Holders........................          6

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........          6
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................          7
Item 7     Financial Statements........................         11
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................         23


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......         23
Item 10.   Executive Compensation......................         24
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................         26
Item 12.   Certain Relationships and Related
               Transactions............................         26

PART IV
Item 13.   Exhibits and Reports on Form 8-K...........          27


SIGNATURES.............................................         28

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

     Zaba International, Inc. (the "Company"), was incorporated on September 28, 1988 under the laws of the State of Colorado under the name HA Spinnaker, Inc., to engage in any lawful corporate undertaking. The Company's current principal business purpose is a "shell" corporation engaged in seeking out and acquiring another business entity or opportunity. Between September 1988 and January 1990, the primary activity of the Company was directed towards organizational efforts. In January 1990, the Company filed a registration statement on Form S-18, which the Company abandoned in May 1991 due to adverse market conditions. In July 1996, the Company filed a registration statement on Form 10-SB with the Securities and Exchange Commission, which registration statement became effective in April 1998. The purpose of the registration statement was management's belief that the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting company pursuant to the Securities Exchange Act of 1934, as amended.

DESCRIPTION OF BUSINESS

     In August 1997, the Company executed an agreement whereby it intended to acquire all of the issued and outstanding securities of Zaba International Holdings USA, Inc. ("Old Zaba"), a Nevada corporation (the "Zaba Agreement"). The terms of the transaction involved the Company undertaking a "reverse stock split," wherein one share of common stock was issued in exchange for every 12 shares of common stock issued and outstanding as of the Closing Date and thereafter, issuing an aggregate of 9,628,660 shares of its "restricted" common stock to the shareholders of Old Zaba in exchange for all of their issued and outstanding stock of Old Zaba. Zaba did not survive the transaction. The Company also changed its name to "Zaba International, Inc."

     Subsequent to August 4, 1997, former management discovered a material inaccuracy in the representations and warranties made by Old Zaba and included in the Zaba Agreement. Pursuant to the terms of said Zaba Agreement, management of the Company provided notice of the same to management of Old Zaba. As a result, management of Old Zaba had twenty (20) days from the date of such notice to cure any and all defects. Failure of Old Zaba to properly cure within the 20 day period would have caused the Zaba Agreement to be terminated in accordance with its terms. Effective October 29, 1997, the Company and Zaba did execute an Amendment to the Zaba Agreement, the Agreement was ratified, subject however to a right of rescission granted to former management, to be exercised if, and only if, Old Zaba failed to close a material acquisition on or before December 31, 1997. This material acquisition was exercising an option to purchase all of the issued and outstanding securities of three (3) Canadian companies, including Sweeprite Mfg. Inc. ("Sweeprite"), Rite Way Mfg. Co. Ltd. ("Rite Way") and Patchrite Inc. ("Patchrite"), all Saskatchewan corporations. These companies are engaged in the businesses of manufacturing, distribution and marketing of tillage and seeding agricultural equipment ("Riteway"), street sweepers ("Sweeprite") and asphalt surface pothole patchers ("Patchrite") (hereinafter jointly referred to as the "Sweeprite Companies"). Old Zaba failed to exercise its option and thereafter, on June 1, 1998, the Zaba Agreement was rescinded by the mutual consent of the parties.

     As a result of the rescission, the Company's then current officers and members of the Board of Directors resigned their positions with the Company and certain members of the Board who had previously held such positions prior to the Zaba Agreement again assumed management positions with the Company. See "Part III, Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

     See "Part II, Item 6, Management's Discussion - Plan of Operation", below for a more detailed description of the Company's business plan.

     The current business activities of the Company classify it as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

EMPLOYEES

     During the fiscal year ended November 30, 1998, the Company had no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Company, without compensation. This officer anticipates that the business plan of the Company can be implemented by his devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2.  DESCRIPTION OF PROPERTY

     FACILITIES. The Company operates from offices at 5650 Greenwood Plaza Blvd., Suite 216, Englewood, Colorado 80111. This space is provided to the Company on a rent free basis by the President of the Company. It is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

     OTHER PROPERTY. The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common equity of the Company.

     (b) Holders.  There are  thirty-two  (32) holders of the  Company's  Common
Stock.

     As of the date of this report, all of the shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     (c) Dividends.

         (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended November 30, 1999, unless the Company successfully consummates a merger or acquisition and the relevant candidate has sufficient assets available to undertake issuance of such a dividend and management elects to do so, of which there can be no assurance.

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

     (a) Plan of Operation.

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company does not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Part II, Item 7
- Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company is seeking a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act") specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management of the Company, while not especially experienced in matters relating to the new business of the Company, is relying upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. No outside consultants or advisors are being utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     The Company does not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

     The Company does incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company has and will continue to pay these charges with their personal funds, as interest free loans to the

Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

     The Company has no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Company, without compensation. This officer anticipates that the business plan of the Company can be implemented by his devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

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

ITEM 7.  FINANCIAL STATEMENTS

                           ZABA INTERNATIONAL, INC.
                          (Fka H A Spinnaker, Inc.)


                            FINANCIAL STATEMENTS

                                   with

                       Independent Auditors' Report
             For The Fiscal Years Ended November 30, 1998 And 1997
    And the Period September 28, 1988 (inception) through November 30, 1998

                           ZABA INTERNATIONAL, INC.
                          (Fka H A Spinnaker, Inc.)


                              TABLE OF CONTENTS

                                                                     Page
                                                                     ----

     Independent Auditors' Report                                       1

     Financial Statements

          Balance Sheet                                                 2

          Statement of Operations                                       3

          Statement of Cash Flows                                       4

          Statement of Shareholder's Equity                           5-6

          Notes to the Financial Statements                          7-10

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

                          Independent Auditor's Report
                          ----------------------------


We have audited the accompanying balance sheet of Zaba International, Inc. (Fka H A Spinnaker, Inc.) (a Developmental Stage Company), at November 30, 1998, and the related statement of operations, cash flows, and shareholders' equity for the fiscal years ended November 30, 1998 and 1997 and the period September 28, 1988 (inception) through November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaba International, Inc. (Fka H A Spinnaker, Inc.) at November 30, 1998 and the results of its operations and its cash flows for the fiscal years ended November 30, 1998 and 1997 and the period September 30, 1988 (inception) through November 30, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise. The lack of sufficient working capital to operate as of November 30, 1998 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

s/Kish, Leake & Associates, P.C.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
June 4, 1999


Zaba International, Inc.
(fka H A Spinnaker, Inc.)
(A Development Stage Company)
Balance Sheet
-----------------------------------------------------------------

                                                       November
                                                       30, 1998
                                                       --------
ASSETS

Current Assets - Cash                                  $     44
                                                       --------

TOTAL ASSETS                                           $     44
                                                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities - Accounts Payable                 $  9,963

Long-Term Liabilities                                         0
                                                       --------

TOTAL LIABILITIES                                         9,963
                                                       --------
SHAREHOLDERS' EQUITY

Preferred Stock, $.001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding -0- Shares                            0

Common Stock, $.0001 Par Value
 Authorized 1,000,000,000 Shares;
 Issued And Outstanding 2,407,165 Shares                    241

Capital Paid In Excess Of
 Par Value Of Common Stock                               56,482

Retained Earnings (Deficit) Accumulated During The
 Development Stage                                      (66,642)
                                                       --------
TOTAL SHAREHOLDERS' EQUITY                               (9,919)
                                                       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $     44
                                                       ========

     The Accompanying Notes Are An Integral Part Of These Financial Statements.

Zaba International, Inc.
(fka H A Spinnaker, Inc.)
(A Development Stage Company)
Statement Of Operations
-----------------------------------------------------------------

                                                       Unaudited
                                                       September
                                                       28, 1988
                                                      (Inception)
                                Year Ended Year Ended   Through
                                 November   November    November
                                 30, 1998   30, 1997    30, 1998
                                ---------   --------   ---------
Revenue                         $       0   $      0   $       0

Expenses:

Amortization                            0          0         500
Fees                                    0        130           0
Legal And Accounting               14,789      4,690      31,385
Office                                 18      2,461       2,610
Rent                                    0          0       7,200
Stock Transfer Fees                     0        340         340
Wages                                   0          0      25,000
                                ---------   --------   ---------
Total                              14,807      7,621      67,035
                                ---------   --------   ---------
(Loss) Before Other Income        (14,807)    (7,621)    (67,035)

Other Income - Interest                 0          0         393

Net (Loss)                      $ (14,807)  $ (7,621)  $ (66,642)
                                =========   ========   =========
Basic and Fully Diluted
  (Loss) Per Share              $   (0.01)  $  (0.00)
                                =========   ========
Weighted Average Common
 Shares Outstanding             2,407,165   2,407,165
                                =========   =========











     The Accompanying Notes Are An Integral Part Of These Financial Statements.

Zaba International, Inc.
(fka H A Spinnaker, Inc.)
(A Development Stage Company)
Statement Of Cash Flows
----------------------------------------------------------------------
                                                             Unaudited
                                                             September
                                                              28, 1988
                                                            (Inception)
                                      Year Ended Year Ended   Through
                                       November   November    November
                                       30, 1998   30, 1997    30, 1998
                                       --------   --------    --------

Net (Loss)                             $(14,807)  $ (7,621)   $(66,642)

Adjustments To Reconcile Net Loss To
 Net Cash Used In Operating
 Activities:                                  0          0           0

Amortization                                  0          0         500
Debt paid by shareholder on behalf
 of Company                               7,005      4,141      37,908
Stock Issued For Services                     0          0       2,715

Changes In Operating Assets
 And Liabilities:
Increase in Organization Costs                0          0        (500)
Increase (Decrease) In
 Accounts Payable                         6,258      3,568       9,963
                                       --------   --------    --------
 Net Flows From Operations               (1,544)        88     (16,056)
                                       --------   --------    --------
Cash Flows From Investing Activities:         0          0           0
                                       --------   --------    --------
Net Cash Flows From Investing                 0          0           0
                                       --------   --------    --------
Cash Flows From Financing  Activities:
Stock Issued By Founding Shareholders         0          0      12,100
Funds Received As Additional Capital
 Contribution                             1,500          0       4,000
                                       --------   --------    --------
Cash Flows From Financing                 1,500          0      16,100
                                       --------   --------    --------
Net Increase In Cash                        (44)        88          44
Cash At Beginning Of Period                  88          0           0
                                       --------   --------    --------
Cash At End Of Period                  $     44   $     88    $     44
                                       ========   ========    ========

Summary Of Non-Cash Investing And Financing Activities:

Debt paid by shareholder on
 behalf of Company                     $  7,005   $  4,141    $ 37,907
                                       ========   ========    ========
Stock Issued For Services              $      0   $    715    $  2,715
                                       ========   ========    ========

     The Accompanying Notes Are An Integral Part Of These Financial Statements.

Zaba International, Inc.
(fka H A Spinnaker, Inc.)
(A Development Stage Company)
Statement Of Shareholders' Equity
---------------------------------------------------------------------------------------------------------

                                                                                   (Deficit)
                                                                                  Accumulated
                           Number Of  Number Of          Capital Paid    Stock     During The
                            Common    Preferred  Common  In Excess Of Subscription Development
                            Shares     Shares     Stock   Par Value    Receivable     Stage      Total
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At September
 28, 1988 *,**                     0          0  $    0  $          0  $        0  $         0  $      0

September 28, 1988, Stock
 Issued for Services at
 $.0012 per share          1,666,667          0     167         1,833           -            -     2,000

Net (Loss) At November
 30, 1988                          -          -       -             -           -       (4,825)   (4,825)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November
 30, 1988                  1,666,667          0     167         1,833           0       (4,825)   (2,825)

November 1, 1989, Stock
 Issued for cash at
 $.0112 per share            591,667          0      59         6,941        (100)           -     6,900

November 1, 1989, Stock
 Issued for cash at
 $.04 per share              125,000          0      13         4,987      (5,000)           -         0

Net (Loss) At November
 30, 1989                          -          -       -             -           -      (16,900)  (16,900)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November
 30, 1989                  2,383,333          0     239        13,761      (5,100)     (21,725)  (12,825)

Stock Subscription
 Received                          -          -       -             -       5,100            -     5,100

Related Party Debt
 Forgiveness                       -          -       -        25,972           -            -    25,972

Net (Loss) At November
 30, 1990                          -          -       -             -           -      (17,265)  (17,265)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November
 30, 1990                  2,383,333          0     239        39,733           0      (38,990)      982

Net (Loss) At November
 30, 1991                          -          -       -             -           -         (907)     (907)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November
 30, 1991                  2,383,333          0     239        39,733           0      (39,897)       75

Net (Loss) At November
 30, 1992                          -          -       -             -           -         (100)     (100)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November
 30, 1992                  2,383,333          0     239        39,733           0      (39,997)      (25)

Net (Loss) At November
 30, 1993                          -          -       -             -           -          (75)      (75)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November
 30, 1993                  2,383,333          0     239        39,733           0      (40,072)     (100)

Net (Loss) At November
 30, 1994                          -          -       -             -           -         (525)     (525)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November
 30, 1994                  2,383,333          0     239        39,733           0      (40,597)     (625)







                                                                                   (Deficit)
                                                                                  Accumulated
                           Number Of  Number Of          Capital Paid    Stock     During The
                            Common    Preferred  Common  In Excess Of Subscription Development
                            Shares     Shares     Stock   Par Value    Receivable     Stage      Total
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Net (Loss) At November
 30, 1995                          -          -       -             -           -       (2,747)   (2,747)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November
 30, 1995                  2,383,333          0     239        39,733           0      (43,344)   (3,372)

Net (Loss) At November
 30, 1996                          -          -       -             -           -         (869)     (869)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November
 30, 1996                  2,383,333          0     239        39,733           0      (44,213)   (4,241)

October 1997 for Services
 Valued At $.03 Per Share     23,832          -       2           713           -            -       715

Contribution to Equity             -          -       -         8,146           -            -     8,146

Net (Loss) At November
 30, 1997                          -          -       -             -           -       (7,622)   (7,622)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November
 30, 1997                  2,407,165          0     241        48,592           0      (51,835)   (3,002)

Contribution to Equity             -          -       -         7,890           -            -     7,890

Net (Loss) At November
 30, 1998                          -          -       -             -           -      (14,807)  (14,807)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November
 30, 1998                  2,407,165          0  $  241  $     56,482  $        0  $   (66,642) $ (9,919)
                          ==========  =========  ======  ============  ==========  ===========  ========


*  - Restated to reflect a 12 to 1 reverse split.

** - Restated to reflect subsequent rescission of prior merger.






























     The Accompanying Notes Are An Integral Part Of These Financial Statements.

Zaba International, Inc.
(Fka H A Spinnaker, Inc.)
(A Development Stage Company)
Notes to Financial Statements
At November 30, 1998
--------------------

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

Reverse Acquisition Rescission:

On June 1, 1998, the Company entered into a rescission agreement with Zaba International Holdings USA, Inc. ("Zaba"), a privately held British Columbia, Canada corporation, whereby the Company and Zaba did agree to rescind the previous asset acquisition agreement entered between the aforesaid parties in August 1997. As part of the terms of this rescission, Zaba and its assignees did agree to tender back into the Company's treasury an aggregate of 9,628,660 "restricted" common shares, representing approximately 80% of the Company's then outstanding common stock. Zaba also agreed to repay certain balances incurred by the Company applicable to the rescission and other related activities of the Company.

Fiscal Year:

The Company has selected November 30 as its fiscal year end.

Statement of Cash Flows:

For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest and taxes in the period ended November 30, 1998 was $-0-.

Basic (Loss) Per Common Share:

The net (loss) per common share is computed by dividing the net (Loss) for the period by the weighted average number of shares outstanding at November 30, 1998.



Zaba International, Inc.
(Fka H A Spinnaker, Inc.)
(A Development Stage Company)
Notes to Financial Statements
At November 30, 1998
--------------------

Use Of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Note 2 - Capital Stock
----------------------

Common Stock:

The Company initially authorized 1,000,000,000 shares of $.0001 par value common stock. The Company had 28,600,000 shares of common stock. In October 1997, the Company's shareholders approved a 12 to 1 reverse split. After the split the Company issued 23,833 shares of $.0001 par value common stock for services valued at $.03 per share and 9,628,660 shares in exchange for all of the outstanding shares of Zaba International Holdings USA, Inc., also a development stage shell. In June 1998 this transaction was rescinded, therefore the 9,628,660 shares of common stock was returned to the Company and those shares were cancelled.

Stock Purchase Warrants:

Class A Common Stock Purchase Warrants were issued as part of the initial capitalization in September 1988. There are 23,833,333 after split warrants. Each Class A Warrant entitles the holder to purchase one share of common stock for an after split price of $.24 per share (post reverse split). The number of shares of stock issuable upon exercise of the Class A Warrants are adjustable upon the occurrence of certain events, including shareholder distributions, stock splits, combinations, recapitalization, mergers, or reorganizations. The Company reserves the right to call any or all warrants upon 30 days written notice at an after split redemption price of $.00012 per warrant. The warrants expired July 1, 1998.






Zaba International, Inc.
(Fka H A Spinnaker, Inc.)
(A Development Stage Company)
Notes to Financial Statements
At November 30, 1998
--------------------

Note 2 - Capital Stock (Continued)
---------------------------------

Preferred Stock

The Company initially authorized 100,000,000 shares of $.001 par value non-voting preferred stock, the rights and preferences of which to be determined by the Board Of Directors at the time of issuance. As of November 30, 1998 no preferred stock has been issued.

The Company has declared no dividends through November 30, 1998.

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

Due to the Company's net operating loss in the year ended November 30, 1998 of $14,807 there are no income taxes currently due. As of November 30, 1998 the Company has a deferred tax asset of $2,961 primarily from its net operating loss carry forward which has been fully reserved through a valuation allowance.

The components of the deferred income tax asset arising under FASB Statement No. 109 and recognized in the accompanying balance sheet at November 30, 1998 are as follows:

                     Deferred Tax Asset               $2,961
                     Valuation Allowance              (2,961)
                                                      ------
                                                      $    0
                                                      ======

The Company has net operating loss carryforwards of $66,642 which will expire between 2003 and 2019.

Zaba International, Inc.
(Fka H A Spinnaker, Inc.)
(A Development Stage Company)
Notes to Financial Statements
At November 30, 1998
--------------------

Note 4 - Related Party Events
-----------------------------

During the fiscal year ended November 30, 1998 the Company maintained its principal offices at an address provided by an officer and director on a cost free basis. This office was located at 5650 Greenwood Plaza Blvd., Suite 214, Englewood, CO 80111. No expense has been recorded as the value of the address is considered immaterial.

The Company received $1,500 cash from a shareholder and shareholders made advances on behalf of the Company to pay expenses of $7,005 during the fiscal year ended November 30, 1998.

Note 6 - Basis Of Presentation
------------------------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through November 30, 1998. It has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company needs to complete a merger that will allow it to work toward profitability and positive cash flow.

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

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                       Age          Position
----------------           ---          -------------------------

Gregory W. Skufca           41          President and Director

William L. Skufca           68          Director

     Mr. Gregory W. Skufca is the son of William Skufca. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     (b) Resumes:

     GREGORY W. SKUFCA, is President and a director of the Company, positions he has held since the Company's inception with the exception of an eleven month period from August 1997 through June 1998 applicable to the Zaba Agreement and subsequent rescission discussed elsewhere herein. In addition to his positions with the Company, since January 1989, Mr. Skufca is also the President of Financial Communications, Englewood, Colorado, a sole proprietorship engaged in assisting public and private investors, assisting in the obtaining and structuring of venture capital financing and public relations. Prior, from May 1987 through January 1989, Mr. Skufca served as a loan officer and consultant with Skufca-Meyer Financial
Corp., Lakewood, Colorado, a small privately held lender specializing in residential mortgages and corporate financing. In March 1990, Mr. Skufca co-founded GS2 Partnership, a Colorado general partnership, for the purposes of providing funding to start-up and development stage companies. Mr. Skufca obtained a Bachelor's degree from the University of Colorado at Boulder in 1980. He devotes only such time as necessary to the business of the Company, which is not expected to exceed 20 hours per month.

     WILLIAM L. SKUFCA, has been a director of the Company since its inception, with the exception of an eleven month period from August 1997 through June 1998, applicable to the Zaba Agreement and subsequent rescission discussed elsewhere herein. In addition to his position with the Company, since January 1989 Mr. Skufca has been the president of Surety Mortgage, a real estate mortgage company specializing in conventional, FHA and HUD financing. Mr. Skufca obtained a BSBA degree from the University of Denver and holds a Colorado real estate broker's license. He devotes only such time as necessary to the business of the Company.

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

ITEM 10.  EXECUTIVE COMPENSATION.

REMUNERATION

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended November 30, 1998 and 1997 of the chief executive officer of the Company.

                           SUMMARY COMPENSATION TABLE


                             Long Term Compensation
                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                   Securities
                                 Other                 Under-             All
Name                             Annual   Restricted   lying             Other
and                              Compen-     Stock    Options/   LTIP   Compen-
Principal         Salary  Bonus  sation     Award(s)    SARs    Payouts  sation
Position    Year   ($)     ($)    ($)         ($)       (#)       ($)     ($)
----------  ----  ------  -----  ------    --------   -------   -------  ------

Gregory
Skufca (1)(2)
President   1998  $    0  $   0  $    0    $      0         0   $     0  $    0
& Director  1997  $    0  $   0  $    0    $      0         0   $     0  $    0
-------------------------

(1) Mr. Skufca did not receive any salary during the fiscal year ended November 30, 1998 from the Company. From August 1997 through June 1, 1998, Mr. Skufca vacated his position with the Company and was replaced by Robert Zaba, who resigned June 1, 1998 simultaneous with the rescission of the Zaba Agreement. Mr. Zaba did not receive any salary from the Company during his tenure as President.

(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during the fiscal year ending November 30, 1999, unless the Company successfully closes a merger or acquisition.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended November 30, 1998.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1998.

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

                    NAME AND            AMOUNT AND
                   ADDRESS OF           NATURE OF
TITLE              BENEFICIAL           BENEFICIAL     PERCENT OF
OF CLASS              OWNER               OWNER           CLASS
--------    -------------------------   ----------     ----------

Common      Gregory W. Skufca(1)         1,200,000       49.9%
            5650 Greenwood Plaza Blvd.
            Suite 216
            Englewood, CO 80111

Common      William L. Skufca(1)           570,833       23.7%
            620 Front Range Rd.
            Littleton, CO 80120

Common      Jack Beam                      466,666       19.3%
            3433 E. 7th Ave.
            Denver, CO 80206

Common      Reed Johnson                   125,000        5.2%
            2175 E. Grapevince Rd.
            Idledale, CO 80453

Common      All Directors                1,770,833       73.6%
            and Officers as a
            Group (2 persons)


(1)      Officer and/or director of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended November 30, 1998, the Company maintained its principal offices at an address provided by an officer and director on a cost free basis. This office was located at 5650 Greenwood Plaza Blvd., Suite 214, Englewood, CO 80111.

     The Company received $1,500 cash from a shareholder and shareholders made advances on behalf of the Company to pay expenses of $7,005 during the fiscal year ended November 30, 1998.

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

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended November 30, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 1999.

                                       ZABA INTERNATIONAL, INC.
                                       (Registrant)


                                       By:/s/ Gregory W. Skufca
                                         -----------------------------------
                                         Gregory W. Skufca, President and
                                         Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 28, 1999.



                                       /s/ Gregory W. Skufca
                                       ------------------------------
                                       Gregory W. Skufca, Director


                                       /s/ William Skufca
                                       ------------------------------
                                       William Skufca, Director

                            ZABA INTERNATIONAL, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................30