Form 10QSB
period 1999-08-31
ZABA INTERNATIONAL INC
filed 1999-11-22
CIK 859919

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                       For Quarter Ended: August 31, 1999

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

                      5650 Greenwood Plaza Blvd, Suite 216
                            Englewood, Colorado 80111
                    (Address of principal executive offices)

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 31, 1999, was 2,407,165 shares.

                                     PART I


ITEM 1.           FINANCIAL STATEMENTS.

         The unaudited financial statements for the nine month period ended August 31, 1999, are attached hereto.

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

PLAN OF OPERATION

         The Company generated no revenues during the nine month period ended August 31, 1999. The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. As of the date of this report, management of the Company has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement between the Company and any third party relevant thereto. In the event the Company does enter into an agreement with such a third party, the Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

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

SUBSEQUENT EVENT

         In September 1999, the Company filed a report on Form 8-K with the SEC advising that, effective September 22, 1999, the Company did enter into a letter of intent with Merendon Mining Corporation Ltd. ("MMC"), a privately held Canadian corporation based in

Calgary, whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of MMC in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction require the Company to (i) undertake a "forward split" of its common stock, whereby two (2) shares of common stock will be issued in exchange for every share of common stock issued and outstanding in order to establish the number of issued and outstanding Common Shares of the Company to be 4,814,332 shares; and (ii) issue to the MMC shareholders an aggregate of 12,369,133 "restricted" common shares (post split), representing 72% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of MMC. Upon closing of this proposed transaction, MMC would become a wholly owned subsidiary of the Company and the Company would change its name to "Merendon Gold International Corporation."

         The proposed share exchange is subject to satisfaction of certain conditions, including completion of due diligence activities, the approval of the transaction by all of the shareholders of MMC and confirmation of the financial condition of MMC. The proposed transaction is expected to close by the end of November 1999. If the proposed transaction with MMC is consummated, of which there is no assurance, the present officers and directors of the Company are expected to resign their respective positions with the Company, to be replaced by the present management of MMC, or their designees. A copy of the letter of intent between the Company and MMC is included as an exhibit to the aforesaid Form 8-K and incorporated herein as if set forth.

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
                  NONE.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the nine month period ended August 31, 1999.



Zaba International, Inc.
(A Development Stage Company)
Balance Sheet
-----------------------------------------------------------------

                                            Unaudited    Audited
                                             August     November
                                            31, 1999    30, 1998
                                            --------    --------
ASSETS

Current Assets - Cash                       $    944   $     44
                                            --------   --------
TOTAL ASSETS                                $    944   $     44
                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities - Accounts Payable        11,618      9,963
                                            --------   --------
Total Current Liabilities                     11,618      9,963
                                            --------   --------
Long-Term Liabilities                              0          0
                                            --------   --------
TOTAL LIABILITIES                             10,760      9,963
                                            --------   --------

SHAREHOLDERS' EQUITY

Preferred Stock, $.001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding -0- Shares                 0          0

Common Stock, $.0001 Par Value
 Authorized 1,000,000,000 Shares;
 Issued And Outstanding 2,407,165 Shares         241        241

Capital Paid In Excess Of
 Par Value                                    61,632     56,482

Deficit Accumulated During The
 Development Stage                           (72,547)   (66,642)
                                            --------   --------
TOTAL SHAREHOLDERS' EQUITY                   (10,674)    (9,919)
                                            --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $    944   $     44
                                            ========   ========

                   The Accompanying Notes Are An Integral Part
                    of These Unaudited Financial Statements.





Zaba International, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
-----------------------------------------------------------------

                                         Unaudited    Unaudited
                                        Three Months Three Months
                                           Ended        Ended
                                           August      August
                                          31, 1999    31, 1998
                                         ----------   ---------
Revenue                                  $       0    $       0

Operating Expenses:

Legal And Accounting                         5,238        1,567
Office                                        (130)           0
                                        ----------    ---------

Total Expenses                               5,108        1,567
                                        ----------    ---------
Net (Loss)                                  (5,108)      (1,567)
                                        ==========    =========

Basic (Loss)
 Per Common Share                       $    (0.00)   $   (0.00)
                                        ==========    =========
Weighted Average Common
 Shares Outstanding                      2,407,165    2,407,165
                                        ==========    =========










                   The Accompanying Notes Are An Integral Part
                    of These Unaudited Financial Statements.




Zaba International, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
-----------------------------------------------------------------

                                                       September
                                                       28, 1988
                              Nine Months Nine Months (Inception)
                                 Ended       Ended      Through
                                August      August       August
                               31, 1999    31, 1998     31, 1999
                              ----------  ---------    ----------
Revenue                       $       0   $       0    $        0

Operating Expenses:

Amortization                          0           0           500
Legal And Accounting              6,035      14,079        37,420
Office Expense                     (130)         18         2,480
Rent                                  0           0         7,200
Stock Transfer Fees                   0           0           340
Wages                                 0           0        25,000
                             ----------   ---------    ----------
Total Expenses                    5,905      14,097        72,940
                             ----------   ---------    ----------
Net (Loss) Before
  Other Income                   (5,905)    (14,097)      (72,940)

Other Income - Interest               0           0           393
                             ----------   ---------    ----------

Net (Loss)                   $   (5,905)  $ (14,097)   $  (72,547)
                             ==========   =========    ==========

Basic (Loss)
 Per Common Share                ($0.00)     ($0.00)
                             ==========   =========
Weighted Average Common
 Shares Outstanding           2,407,165   2,407,165
                             ==========   =========






                   The Accompanying Notes Are An Integral Part
                    of These Unaudited Financial Statements.




Zaba International, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
------------------------------------------------------------------------

                                                               September
                                                               28, 1988
                                     Nine Months Nine Months  (Inception)
                                        Ended        Ended      Through
                                       August       August       August
                                      31, 1999     31, 1998     31, 1999
                                      --------     --------     --------
Net (Loss)                            $ (5,905)    $(14,097)    $(72,547)

Plus Items Not Affecting Cash Flow:

Amortization                                 0            0         500
Expenses Paid By Shareholder                 0        7,005      32,977
Stock Issued For Services                    0            0       2,000
Increase (Decrease) In
  Accounts Payable                       1,655        5,548      11,618
                                      --------     --------    --------
Net Cash Flows From Operations          (4,250)      (1,544)    (25,452)
                                      --------     --------    --------

Cash Flows From Investing Activities:

(Increase) in Organization Costs             0            0        (500)
                                      --------     --------    --------
Net Cash Flows From Investing                0            0        (500)
                                      --------     --------    --------
Cash Flows From Financing  Activities:

Cash Contributions From Shareholder      5,150        1,500      14,796
Issuance of Common Stock                     0            0      12,100
                                      --------     --------    --------
Cash Flows From Financing                5,150        1,500      26,896
                                      --------     --------    --------

Net Increase (Decrease) In Cash            900          (44)        944
Cash At Beginning Of Period                 44           88           0
                                      --------     --------    --------
Cash At End Of Period                 $    944     $     44    $    944
                                      ========     ========    ========

Summary Of Non-Cash Investing And Financing Activities:

Expenses Paid By Shareholder On
 Behalf Of Company                    $      0     $  7,005    $ 32,977
                                      ========     ========    ========

Stock Issued For Services             $      0     $      0    $  2,000
                                      ========     ========    ========

                   The Accompanying Notes Are An Integral Part
                    of These Unaudited Financial Statements.




Zaba International, Inc.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity
------------------------------------------------------------------------------------------------------------

                                                                                       (Deficit)
                                                                                      Accumulated
                            Number Of  Number Of          Capital Paid      Stock      During The
                             Common    Preferred  Common  In Excess Of  Subscriptions  Development
                             Shares     Shares     Stock   Par Value      Receivable     Stage       Total
                           ----------  ---------  ------  ------------    ----------    --------    -------
Balance At
 September 28, 1988 *,**            0          0  $    0  $          0    $        0    $      0    $     0

September 28, 1988, Stock
 Issued for Services at
 $.0012 per share           1,666,666          0     167         1,833             -           -      2,000

Net (Loss) November
 30, 1988                           -          -       -             -             -      (4,825)    (4,825)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance At November
 30, 1988                   1,666,666          0  $  167  $      1,833             0    $ (4,825)  $ (2,825)

November 1, 1989, Stock
 Issued for cash at
 $.0112 per share             591,667          0      59         6,941          (100)          -      6,900

November 1, 1989, Stock
 Issued for cash at
 $.04 per share               125,000          0      13         4,987        (5,000)          -          0

Net (Loss) November
 30, 1989                           -          -       -             -             -     (16,900)   (16,900)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1989                   2,383,333          0  $  239  $     13,761    $   (5,100)   $(21,725)  $(12,825)

Stock Subscriptions
 Received                           -          -       -             -         5,100           -      5,100

Related Party Debt
 Forgiveness                        -          -       -        25,972             -           -     25,972

Net (Loss) November
 30, 1990                           -          -       -             -             -     (17,265)   (17,265)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1990                   2,383,333          0  $  239  $     39,733    $        0    $(38,990)  $    982

Net (Loss) November
 30, 1991                           -          -       -             -             -        (907)      (907)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1991                   2,383,333          0  $  239  $     39,733    $        0    $(39,897)  $     75

Net (Loss) November
 30, 1992                           -          -       -             -             -        (100)      (100)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1992                   2,383,333          0  $  239  $     39,733    $        0    $(39,997)  $    (25)

Net (Loss) November
 30, 1993                           -          -       -             -             -         (75)       (75)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1993                   2,383,333          0  $  239  $     39,733    $        0    $(40,072)  $   (100)







                                                                                       (Deficit)
                                                                                      Accumulated
                            Number Of  Number Of          Capital Paid      Stock      During The
                             Common    Preferred  Common  In Excess Of  Subscriptions  Development
                             Shares     Shares     Stock   Par Value      Receivable     Stage       Total
                           ----------  ---------  ------  ------------    ----------    --------    -------
Net (Loss) November
 30, 1994                           -          -       -             -             -        (525)      (525)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1994                   2,383,333          0  $  239  $     39,733    $        0    $(40,597)  $   (625)

Net (Loss) November
 30, 1995                           -          -       -             -             -      (2,747)    (2,747)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1995                   2,383,333          0  $  239  $     39,733    $        0    $(43,344)  $ (3,372)

Net (Loss) November
 30, 1996                           -          -       -             -             -        (869)      (869)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1996                   2,383,333          0  $  239  $     39,733    $        0    $(44,213)  $ (4,241)

October 1997 for Services
 Valued At $.03 Per Share      23,832          -       2           713             -           -        715
Contribution to Equity              -          -       -         8,146             -           -      8,146

Net (Loss) November
 30, 1997                           -          -       -             -             -      (7,622)    (7,622)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1997                   2,407,165          0  $  241  $     48,592    $        0    $(51,835)  $ (3,002)

Contribution to Equity              -          -       -         7,890             -           -      7,890

Net (Loss) November
 30, 1998                           -          -       -             -             -     (14,807)   (14,807)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at November
 30, 1998                   2,407,165          0  $  241  $     56,482    $        0    $(66,642)  $ (9,919)

Contribution to Equity              -          -       -         5,150             -           -      5,150

Net Loss at August
 31, 1999                           -          -       -             -             -      (5,905)    (5,905)
                           ----------  ---------  ------  ------------    ----------    --------   --------
Balance at August
 31, 1999                   2,407,165          0  $  241  $     61,632    $        0    $(72,547)  $(10,674)
                           ==========  =========  ======  ============    ==========    ========   ========


* Restated to reflect a 12 to 1 reverse split.
** Restated to reflect subsequent rescission of prior merger.








                   The Accompanying Notes Are An Integral Part
                    of These Unaudited Financial Statements.


Zaba International, Inc.
Notes to Unaudited Financial Statements
For The Nine Month Period Ended August 31, 1999
----------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and nine month interim periods ended August 31, 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the nine month period ended August 31, 1999 are not necessarily indicative of the results expected for the fiscal year ended November 30, 1999.

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

Note 3 - Subsequent Event
-------------------------

Effective September 22, 1999, the Company entered into a letter of intent with Merendon Mining Corporation Ltd. ("MMC"), a privately held Canadian corporation based in Calgary, whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of MMC in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction require the Company to (i) undertake a "forward split" of its common stock, whereby two (2) shares of common stock will be issued in exchange for every share of common stock issued and outstanding in order to establish the number of issued and outstanding Common Shares of the Company to be 4,814,332 shares; and (ii) issue to the MMC shareholders an aggregate of 12,369,133 "restricted" common shares (post split), representing 72% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of MMC.

The proposed share exchange is subject to satisfaction of certain conditions, including completion of due diligence activities, the approval of the transaction by all of the shareholders of MMC and confirmation of the financial condition of MMC. The proposed transaction is expected to close by the end of November 1999. If the proposed transaction with MMC is consummated, of which there can be no assurance, the present officers and directors of the Company are expected to resign their respective positions with the Company, to be replaced by the present management of MMC, or their designees and the name of the Company is expected to change to "Merendon Gold International Corporation."

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ZABA INTERNATIONAL, INC.
                                       (Registrant)

                                       Dated:  November 19, 1999


                                       By:  s/Gregory W. Skufca
                                          ------------------------
                                          Gregory W. Skufca, President

                            ZABA INTERNATIONAL, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED AUGUST 31, 1999

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................15