Form 10KSB
period 1999-11-30
ZABA INTERNATIONAL INC
filed 2000-03-10
CIK 859919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
    [X] Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

    [ ] Transitional Report Under Section 13 or 15(d) of the
           Securities Exchange Act of 1934

                   For the fiscal year ended November 30, 1999

                           Commission File No. 0-21099

                            ZABA INTERNATIONAL, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

           Colorado                                            84-1128300
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                           (Identification Number)

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

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non- affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of February 22, 2000: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 22, 2000 there were 2,407,165 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference:

                 This Form 10-KSB consists of Thirty One Pages.
                 Exhibit Index is located at Page Twenty Eight.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                            ZABA INTERNATIONAL, INC.

                                                              PAGE
                                                              ----

Facing Page
Index

PART I

Item 1.    Description of Business.....................          4
Item 2.    Description of Property.....................          6
Item 3.    Legal Proceedings...........................          6
Item 4.    Submission of Matters to a Vote of
               Security Holders........................          6

PART II

Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........          7
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of

               Operations..............................          7
Item 7     Financial Statements........................         11
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................         24


PART III

Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......         24
Item 10.   Executive Compensation......................         25
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................         27
Item 12.   Certain Relationships and Related
               Transactions............................         27

PART IV

Item 13.   Exhibits and Reports on Form 8-K...........          28


SIGNATURES.............................................         29

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

     Zaba International, Inc. (the "Company") was incorporated on September 28, 1988, under the laws of the State of Colorado under the name HA Spinnaker, Inc. to engage in any lawful corporate undertaking. The Company's current principal business purpose is a "shell" corporation engaged in seeking out and acquiring another business entity or opportunity. Between September 1988 and January 1990, the primary activity of the Company was directed towards organizational efforts. In January 1990, the Company filed a registration statement on Form S-18, which the Company abandoned in May 1991 due to adverse market conditions. In July 1996, the Company filed a registration statement on Form 10-SB with the Securities and Exchange Commission, which registration statement became effective in April 1998. The purpose of the registration statement was management's belief that the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting company pursuant to the Securities Exchange Act of 1934, as amended.

Description of Business

     In August 1997, the Company executed an agreement whereby it intended to acquire all of the issued and outstanding securities of Zaba International Holdings USA, Inc. ("Old Zaba"), a Nevada corporation (the "Zaba Agreement"). The terms of the transaction involved the Company undertaking a "reverse stock split" wherein one share of common stock was issued in exchange for every 12 shares of common stock issued and outstanding as of the Closing Date and, thereafter, issuing an aggregate of 9,628,660 shares of its "restricted" common stock to the shareholders of Old Zaba in exchange for all of their issued and outstanding stock of Old Zaba. Old Zaba did not survive the transaction. The Company also changed its name to "Zaba International, Inc."

     Subsequent to August 4, 1997, former management discovered a material inaccuracy in the representations and warranties made by Old Zaba and included in the Zaba Agreement. Pursuant to the terms of said Zaba Agreement, management of the Company provided notice of the same to management of Old Zaba. As a result, management of Old Zaba had twenty (20) days from the date of such notice to cure any and all defects. Failure of Old Zaba to properly cure within the 20 day period would have caused the Zaba Agreement to be terminated in accordance with its terms. Effective October 29, 1997, the Company and Zaba did execute an Amendment to the Zaba Agreement, the Agreement was ratified, subject however to a right of rescission granted to former management to be exercised if, and only if, Old Zaba failed to close a material acquisition on or before December 31, 1997. This material acquisition was exercising an option to purchase all of the issued and outstanding securities of three (3) Canadian companies, including Sweeprite Mfg. Inc. ("Sweeprite"), Rite Way Mfg. Co. Ltd. ("Rite Way") and Patchrite Inc. ("Patchrite"), all Saskatchewan corporations. These companies are engaged in the businesses of manufacturing, distribution and marketing of tillage and seeding agricultural equipment ("Riteway"), street sweepers ("Sweeprite") and asphalt surface pothole patchers ("Patchrite") (hereinafter jointly referred to as the "Sweeprite Companies"). Old Zaba failed to exercise its option and thereafter, on June 1, 1998, the Zaba Agreement was rescinded by the mutual consent of the parties.

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

     See "Part II, Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operation", below for a more detailed description of the Company's business plan.

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

Subsequent Event

     Effective February 11, 2000, the Company executed a letter of intent with Tessa Complete Health Care, Inc., a Georgia corporation ("Tessa"), whereby the Company agreed to engage in a merger with Tessa and agreed to consummate a merger with Tessa by the Company's shareholders exchanging all of their issued and outstanding Common Stock for an aggregate of 225,000 "restricted" Common Shares of Tessa and $112,500 in cash, with Tessa emerging as the surviving company and the Company being dissolved by operation of law.

     The proposed merger between the Company and Tessa is subject to various conditions, including the approval of the terms of the proposed transaction by each of the respective companies shareholders and completion of due diligence activities. In the event these conditions are met, it is anticipated that the proposed transaction will close on or about March 17, 2000. There are no assurances that the proposed transaction will close on the date indicated, or at all. However, Tessa has placed a non-refundable deposit of $20,000 into escrow pending closing. If the proposed transaction does not close due to the fault of Tessa, these funds will be released to the Company.

     Tessa provides physician practice management services to multi-specialty clinics throughout the United States which focus on conservative, non-invasive rehabilitative care. Its services include clinic and regional development through implementation of the multi-specialty concept, marketing, payor contracting and business, financial, administrative and clinical information management. It currently has approximately 30 clinics to whom it provides theses services and is engaged in a campaign to increase the number of clinics subject to contract.

Employees

     During the fiscal year ended November 30, 1999, the Company had no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Company, without compensation. This officer anticipates that the business plan of the Company can be implemented by his devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

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

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended November 30, 2000, unless the Company successfully consummates a merger or acquisition and the relevant candidate has sufficient assets available to undertake issuance of such a dividend and management elects to do so, of which there can be no assurance.

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

     (a) Plan of Operation.
         -----------------

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

ITEM 7.  FINANCIAL STATEMENTS

                           Zaba International, Inc.
                          (f/k/a HA Spinnaker, Inc.)


                            FINANCIAL STATEMENTS

                                   with

                       Independent Auditors' Report
             For The Fiscal Years Ended November 30, 1999 And 1998
    And the Period September 28, 1988 (inception) through November 30, 1999

                           Zaba International, Inc.
                          (f/k/a HA Spinnaker, Inc.)


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

                          Independent Auditor's Report

We have audited the accompanying balance sheet of Zaba International, Inc. (f/k/a HA Spinnaker, Inc.) (a developmental stage company), at November 30, 1999, and the related statement of operations, cash flows, and shareholders' equity for the fiscal years ended November 30, 1999 and 1998 and the period September 28, 1988 (inception) through November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaba International, Inc. (f/k/a HA Spinnaker, Inc.) at November 30, 1999 and the results of its operations and its cash flows for the fiscal years ended November 30, 1999 and 1998 and the period September 30, 1988 (inception) through November 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise. The lack of sufficient working capital to operate as of November 30, 1999 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

s/Kish, Leake & Associates, P.C.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado

February 14, 1999


Zaba International, Inc.
(fka H A Spinnaker, Inc.)
(A Development Stage Company)
Balance Sheet
-----------------------------------------------------------------

                                                       November
                                                       30, 1999
                                                       --------
ASSETS

Current Assets - Cash                                  $    809
                                                       --------

TOTAL ASSETS                                           $    809
                                                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities - Accounts Payable                 $ 11,855

Long-Term Liabilities                                         0
                                                       --------

TOTAL LIABILITIES                                        11,855
                                                       --------
SHAREHOLDERS' EQUITY

Preferred Stock, $.001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding -0- Shares                            0

Common Stock, $.0001 Par Value
 Authorized 1,000,000,000 Shares;
 Issued And Outstanding 2,407,165 Shares                    241

Capital Paid In Excess Of

 Par Value Of Common Stock                               61,632

Retained Earnings (Deficit) Accumulated During The
 Development Stage                                      (72,919)
                                                       --------
TOTAL SHAREHOLDERS' EQUITY                              (11,046)
                                                       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $    809
                                                       ========

     The Accompanying Notes Are An Integral Part Of These Financial Statements.

Zaba International, Inc.
(fka H A Spinnaker, Inc.)
(A Development Stage Company)
Statement Of Operations
-----------------------------------------------------------------

                                                      Unaudited
                                                      September
                                                      28, 1988
                                                     (Inception)
                               Year Ended Year Ended   Through
                                November   November    November
                                30, 1999   30, 1998    30, 1999
                               ---------   --------   ---------
Revenue                         $      0   $       0    $      0

Expenses:

Amortization                           0           0         500
Fees                                   0           0           0
Legal And Accounting               6,272      14,789      37,657
Office                                 5          18       2,615
Rent                                   0           0       7,200
Stock Transfer Fees                    0           0         340
Wages                                  0           0      25,000
                               ---------   ---------   ---------
Total                              6,277      14,807      73,312
                               ---------   ---------   ---------
(Loss) Before Other Income        (6,277)    (14,807)    (73,312)

Other Income - Interest                0           0         393

Net (Loss)                     $  (6,277)  $ (14,807)  $ (72,919)
                               =========   =========   =========
Basic and Fully Diluted

  (Loss) Per Share             $   (0.00)  $   (0.01)
                               =========   =========
Weighted Average Common

 Shares Outstanding            2,407,165   2,407,165
                               =========   =========











     The Accompanying Notes Are An Integral Part Of These Financial Statements.

Zaba International, Inc.
(fka H A Spinnaker, Inc.)
(A Development Stage Company)
Statement Of Cash Flows
----------------------------------------------------------------------
                                                             Unaudited
                                                             September
                                                              28, 1988
                                                            (Inception)
                                      Year Ended Year Ended   Through
                                       November   November    November
                                       30, 1999   30, 1998    30, 1999
                                       --------   --------    --------
Net (Loss)                             $ (6,277)  $(14,807)   $(72,919)

Adjustments To Reconcile Net Loss To
 Net Cash Used In Operating
 Activities:

Amortization                                  0          0         500
Debt paid by shareholder on behalf
 of Company                                   0      7,005      37,908
Stock Issued For Services                     0          0       2,715

Changes In Operating Assets
 And Liabilities:
Increase in Organization Costs                0          0        (500)
Increase (Decrease) In
 Accounts Payable                         1,892      6,258      11,855
                                       --------   --------    --------
 Net Flows From Operations               (4,385)    (1,544)    (20,441)
                                       --------   --------    --------
Cash Flows From Investing Activities:         0          0           0
                                       --------   --------    --------
Net Cash Flows From Investing                 0          0           0
                                       --------   --------    --------
Cash Flows From Financing  Activities:
Stock Issued By Founding Shareholders         0          0      12,100
Funds Received As Additional Capital
 Contribution                             5,150      1,500       9,150
                                       --------   --------    --------
Cash Flows From Financing                 5,150      1,500      21,250
                                       --------   --------    --------
Net Increase In Cash                        765        (44)        809
Cash At Beginning Of Period                  44         88           0
                                       --------   --------    --------
Cash At End Of Period                  $    809   $     44    $    809
                                       ========   ========    ========

Summary Of Non-Cash Investing And Financing Activities:

Debt paid by shareholder on
 behalf of Company                     $  7,005   $  4,141    $ 37,907
                                       ========   ========    ========
Stock Issued For Services              $      0   $    715    $  2,715
                                       ========   ========    ========

     The Accompanying Notes Are An Integral Part Of These Financial Statements.

Zaba International, Inc.
(fka H A Spinnaker, Inc.)
(A Development Stage Company)
Statement Of Shareholders' Equity

---------------------------------------------------------------------------------------------------------

                                                                                   (Deficit)
                                                                                  Accumulated
                           Number Of  Number Of          Capital Paid    Stock     During The
                            Common    Preferred  Common  In Excess Of Subscription Development
                            Shares     Shares     Stock   Par Value    Receivable     Stage      Total
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At September
 28, 1988 *,**                     0          0  $    0  $          0  $        0  $         0  $      0

September 28, 1988, Stock
 Issued for Services at

 $.0012 per share          1,666,667          0     167         1,833           -            -     2,000

Net (Loss) At November

 30, 1988                          -          -       -             -           -       (4,825)   (4,825)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November

 30, 1988                  1,666,667          0     167         1,833           0       (4,825)   (2,825)

November 1, 1989, Stock
 Issued for cash at
 $.0112 per share            591,667          0      59         6,941        (100)           -     6,900

November 1, 1989, Stock
 Issued for cash at
 $.04 per share              125,000          0      13         4,987      (5,000)           -         0

Net (Loss) At November

 30, 1989                          -          -       -             -           -      (16,900)  (16,900)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November

 30, 1989                  2,383,333          0     239        13,761      (5,100)     (21,725)  (12,825)

Stock Subscription

 Received                          -          -       -             -       5,100            -     5,100

Related Party Debt

 Forgiveness                       -          -       -        25,972           -            -    25,972

Net (Loss) At November

 30, 1990                          -          -       -             -           -      (17,265)  (17,265)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November

 30, 1990                  2,383,333          0     239        39,733           0      (38,990)      982

Net (Loss) At November

 30, 1991                          -          -       -             -           -         (907)     (907)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November

 30, 1991                  2,383,333          0     239        39,733           0      (39,897)       75

Net (Loss) At November

 30, 1992                          -          -       -             -           -         (100)     (100)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November

 30, 1992                  2,383,333          0     239        39,733           0      (39,997)      (25)

Net (Loss) At November

 30, 1993                          -          -       -             -           -          (75)      (75)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November

 30, 1993                  2,383,333          0     239        39,733           0      (40,072)     (100)

Net (Loss) At November

 30, 1994                          -          -       -             -           -         (525)     (525)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November

 30, 1994                  2,383,333          0     239        39,733           0      (40,597)     (625)

                                                                                   (Deficit)
                                                                                  Accumulated
                           Number Of  Number Of          Capital Paid    Stock     During The
                            Common    Preferred  Common  In Excess Of Subscription Development
                            Shares     Shares     Stock   Par Value    Receivable     Stage      Total
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Net (Loss) At November
 30, 1995                          -          -       -             -           -       (2,747)   (2,747)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November

 30, 1995                  2,383,333          0     239        39,733           0      (43,344)   (3,372)

Net (Loss) At November

 30, 1996                          -          -       -             -           -         (869)     (869)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November

 30, 1996                  2,383,333          0     239        39,733           0      (44,213)   (4,241)

October 1997 for Services

 Valued At $.03 Per Share     23,832          -       2           713           -            -       715

Contribution to Equity             -          -       -         8,146           -            -     8,146

Net (Loss) At November

 30, 1997                          -          -       -             -           -       (7,622)   (7,622)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November

 30, 1997                  2,407,165          0     241        48,592           0      (51,835)   (3,002)

Contribution to Equity             -          -       -         7,890           -            -     7,890

Net (Loss) At November

 30, 1998                          -          -       -             -           -      (14,807)  (14,807)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November

 30, 1998                  2,407,165          0  $  241  $     56,482  $        0  $   (66,642) $ (9,919)

Contribution to Equity                                          5,150                              5,150

Net (Loss) At November

 30, 1999                                                                               (6,277)   (6,277)
                          ----------  ---------  ------  ------------  ----------  -----------  --------
Balance At November

 30, 1999                  2,407,165          0  $  241  $     61,632  $        0  $   (72,919) $(11,046)
                          ==========  =========  ======  ============  ==========  ===========  ========


* - Restated to reflect a 12 o 1 reverse split.

** - Restated to reflect subsequent rescission of prior merger.

     The Accompanying Notes Are An Integral Part Of These Financial Statements.

Zaba International, Inc.
(Fka H A Spinnaker, Inc.)
(A Development Stage Company)
Notes to Financial Statements
At November 30, 1999
--------------------

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

Cash paid for interest and taxes in the period ended November 30, 1999 was $-0-.

Basic (Loss) Per Common Share:

The net (loss) per common share is computed by dividing the net (Loss) for the period by the weighted average number of shares outstanding at November 30, 1999.

Zaba International, Inc.
(Fka H A Spinnaker, Inc.)
(A Development Stage Company)
Notes to Financial Statements
At November 30, 1999
--------------------

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

Zaba International, Inc.
(Fka H A Spinnaker, Inc.)
(A Development Stage Company)
Notes to Financial Statements
At November 30, 1999
--------------------

Note 2 - Capital Stock (Continued)
---------------------------------

Preferred Stock

The Company initially authorized 100,000,000 shares of $.001 par value non-voting preferred stock, the rights and preferences of which to be determined by the Board Of Directors at the time of issuance. As of November 30, 1999 no preferred stock has been issued.

The Company has declared no dividends through November 30, 1999.

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

Due to the Company's net operating loss in the year ended November 30, 1999 of $6,277 there are no income taxes currently due. As of November 30, 1999 the Company has a deferred tax asset of $1,255 primarily from its net operating loss carry forward which has been fully reserved through a valuation allowance.

The components of the deferred income tax asset arising under FASB Statement No. 109 and recognized in the accompanying balance sheet at November 30, 1999 are as follows:

                     Deferred Tax Asset               $1,255
                     Valuation Allowance              (1,255)
                                                      ------
                                                      $    0
                                                      ======

The Company has net operating loss carryforwards of $72,919 which will expire between 2003 and 2020.

Zaba International, Inc.
(Fka H A Spinnaker, Inc.)
(A Development Stage Company)
Notes to Financial Statements
At November 30, 1999
--------------------

Note 4 - Related Party Events
-----------------------------

During the fiscal year ended November 30, 1999 the Company maintained its principal offices at an address provided by an officer and director on a cost free basis. This office was located at 5650 Greenwood Plaza Blvd., Suite 214, Englewood, CO 80111. No expense has been recorded as the value of the address is considered immaterial.

The Company received $5,150 cash from a shareholder.

Note 6 - Basis Of Presentation
------------------------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through November 30, 1999. It has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company needs to complete a merger that will allow it to work toward profitability and positive cash flow.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

      Name                Age                 Position
-----------------         ---           ----------------------

Gregory W. Skufca          42           President and Director

William L. Skufca          69           Director

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

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended November 30, 1999 and 1998 of the chief executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                             Long Term Compensation

                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                                     Securities
                                 Other                 Under-             All
Name                             Annual   Restricted   lying             Other
and                              Compen-     Stock    Options/   LTIP   Compen-
Principal         Salary  Bonus  sation     Award(s)    SARs    Payouts  sation
Position    Year   ($)     ($)    ($)         ($)       (#)       ($)     ($)
----------  ----  ------  -----  ------    --------   -------   -------  ------

Gregory
Skufca     (1)(2)

President   1998  $    0  $   0  $    0    $      0         0   $     0  $    0
& Director  1999  $    0  $   0  $    0    $      0         0   $     0  $    0
-------------------------

(1) Mr. Skufca did not receive any salary during the fiscal year ended November 30, 1999, from the Company. From August 1997 through June 1, 1998, Mr. Skufca vacated his position with the Company and was replaced by Robert Zaba, who resigned June 1, 1998, simultaneous with the rescission of the Zaba Agreement. Mr. Zaba did not receive any salary from the Company during his tenure as President.

(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during the fiscal year ending November 30, 2000, unless the Company successfully closes a merger or acquisition.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended November 30, 1999.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1999.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended November 30, 1999, the Company maintained its principal offices at an address provided by an officer and director on a cost free basis. This office was located at 5650 Greenwood Plaza Blvd., Suite 214, Englewood, CO 80111.

     The Company received $5,150 cash from a shareholder, which was used to pay expenses of $6,277 during the fiscal year ended November 30, 1999.

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

(b)   Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended November 30, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2000.

                                       ZABA INTERNATIONAL, INC.
                                       (Registrant)


                                       By:  s/Gregory W. Skufca
                                          --------------------------------
                                          Gregory W. Skufca, President and
                                          Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2000.

                                        s/Gregory W. Skufca
                                        ---------------------------------------
                                        Gregory W. Skufca, Director

                                        s/William Skufca
                                        ---------------------------------------
                                        William Skufca, Director

                            ZABA INTERNATIONAL, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

EXHIBIT                                                                 Page No.

  EX-27   Financial Data Schedule.............................................31