Form 10QSB
period 2000-03-31
TESSA COMPLETE HEALTH CARE INC/GA
filed 2000-05-25
CIK 859919

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                          QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                           Commission File No. 0-21099


                        TESSA COMPLETE HEALTH CARE, INC.
        (Exact name of small business issuer as specified in its charter)



             Georgia                                           58-0975098
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)



                        1 S. 443 Summit Ave., Suite 203,
                              Oakbrook Terrace, IL
                    (Address of principal executive offices)

                                      60181
                                   (Zip Code)

                                 (630) 889-8811
                           (Issuer's Telephone Number)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X    NO
                                      ---      ---


The number of shares of the registrant's only class of common stock issued and outstanding, as of April 30, 2000, was 15,034,375 shares.

                                     PART I

Item 1.  Financial Statements.

     The unaudited financial statements for the three month period ended March 31, 2000, are attached hereto.

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

     The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three month periods ended March 31, 2000 and 1999.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Three Month Periods Ended March 31, 2000 and 1999

     Revenues decreased by $1,505,564 to $2,050,427 for the quarter ended March 31, 2000, compared to $3,555,992 for the quarter ended March 31, 1999. The Company attributes the 42.3% decrease primarily to the restructuring efforts the Company has initiated in order to maximize profitability efforts at the expense of expansion and to certain clinics that have separated from the Company at the direction of the Company and/or due to clinics departing due to the difficulties the Company experienced in integrating clinics.

     Operating expenses decreased from $5,555,456 for the quarter ended March 31, 1999 to $1,927,335 for the quarter ended March 31, 2000. The $3,564,168 decrease is primarily due to the Company's efforts to reduce expenses by centralizing corporate functions which allowed the Company to eliminate certain corporate duplications, the reduction of overhead due to the separation of certain clinics, and the reduction of expenses that were attributed to the substantial expansion efforts that were initiated during fiscal 1998 and continued into fiscal 1999.

     Amortization and depreciation expense decreased from $272,691 for the quarter ended March 31, 1999 to $60,127 for the quarter ended March 31, 2000. The decrease is primarily attributable to the elimination of amortization expense associated with goodwill that was fully written off as these assets were deemed to have been permanently impaired due to the separation of certain clinics, as well as to the substantial losses that the Company incurred during the fiscal year ended December 31, 1999.

     Financing related charges increased to $386,129 during the three month period ended March 31, 2000, from $309,457 for the three month period ended March 31, 1999, an increase of $76,672 (24.8%) due to increased advances by DynaCorp Financial Strategies, Inc. ("DynaCorp") and the increase in the interest rate due to increases in the prime lending rate.

     In addition, the Company also recognized additional expenses due to the increase of the Company's accounts receivable reserve in connection with the Company's Purchase Agreement with DynaCorp of $1,312,035, and the expense allocation of a stock grant provided to an outside consultant for promotional services for the Company during fiscal 1999.

     As a result of the foregoing factors, the Company incurred a net loss of ($263,037) for the quarter ended March 31, 2000 ($.02 per share), compared to a net loss of ($3,827,206) for the three month period ended March 31, 1999 ($.33 per share).

     The Company attributes much of the above mentioned losses and the resulting capital deficiency to integration difficulties the Company encountered during an expansion plan during the fiscal years ended December 31, 1998 and 1999, which increased the number of Company-controlled clinics from 8 to 33 and increased gross billings from $2.1 million to $22 million for the fiscal years 1997 through 1999. To help address the above issues, the Company has undertaken plans that have initiated managerial, financial, and operational restructurings.

     With regard to managerial changes, Tessa has undergone changes which have resulted in the resignations of Dr. Thomas Bolera as Chief Executive Officer, Dr. Kim Christensen as an Officer and Director, David Russell as Chief Financial Officer, Dr. Vaughn Dabbs as a Director and Dr. Dayna Bolla as a Director. Robert Flippin was appointed President, Chief Executive Officer and a Director of Tessa. Robert Vener and Dr. Mark Newman were also appointed as Directors.

     With respect to financial restructurings, the Company has undertaken and executed plans initiated during the first quarter of fiscal 2000 which have included the conversion of debt to equity, or5 alternatively, the repayment of debt through agreed upon payment plansm or the settlement of debt in exchange for heavily discounted lump sum payments by the Company. The Company has also raised additional capital through the sale of common stock and may do so again in the foreseeable future.

     For operations, the Company has started a restructuring process that has included: (i) the combination of geographically related clinics; (ii) the elimination and separation of some clinics which provided inconsequential or negative cash flow; and (iii) the introduction of an incentive plan to optimize clinic profitability. There has also been opportunities which have not been acted upon due to the Company's decision or inability to exercise purchase options on some clinics. However, the Company believes that it in the process of generating sufficient revenue in addition to having plans in place to help address cash flow issues that may arise in the near term.

     There are no  assurances  that the  Company's  above-mentioned  plans  will generate profits in the near future, or at all. The Company's success is dependent upon its ability to develop profitable clinics and clinical programs, such as sports medicine, exercise facility partnerships and to acquire additional profitable practices/clinics. To accomplish these goals, Tessa may require additional equity and/or debt financing and its absence may require additional consolidation. There is no assurance that the Company will be able to continue to operate if additional acquisitions and corresponding revenues cannot be generated.

Liquidity and Capital Resources

     At the end of the three month period ended March 31, 2000, the Company had $118,252 in cash and cash equivalents. Accounts receivable increased by $162,027 (5%) to $3,396,865 from $3,234,838 for the similar period in 1999. The Company believes the increase is attributable to the Company's efforts in centralizing collection efforts as part of the restructuring process the Company is currently undertaking, which have delayed efforts made at collecting amounts due.

     Cash flow from operations was a negative $881,748 for the quarter ended March 31, 2000, as compared to a negative $468,741 for the prior year's quarter. The Company financed the negative cash flows through the sale of equity during the first quarter fiscal 2000 and primarily through the increases in amounts advanced by DynaCorp in connection with accounts receivable purchases during the prior year's first quarter.

     During November 1998, the Company entered into an Accounts Receivable Purchase Agreement (the "Purchase Agreement") with DynaCorp. The Purchase Agreement provides for Tessa agreeing to sell and assign to DynaCorp Tessa's right, title and interest in accounts receivable proposed by Tessa. Upon the purchase of the proposed accounts receivable, DynaCorp has agreed to advance Tessa an amount up to 60% of the net collectible value of proposed accounts receivables. The original amount of advances per the Purchase Agreement was originally up to $5 million, and was subsequently increased to $8.5 million during fiscal 1999. In the event that Dynacorp collects an amount less than the amounts advanced by DynaCorp, the Company is responsible to make up any difference between the amount collected and the amount due. To secure the collection of the receivables, DynaCorp has been provided security interest in all assets of the Company and certain officers of the Company at the time of the inception of the DynaCorp agreement have executed stock pledge agreements. Conversely, in the event that DynaCorp collects an excess of the amounts advanced by DynaCorp against the proposed accounts receivable, DynaCorp is to return the excess amount back to Tessa. The Company and DynaCorp are currently in negotiations regarding other covenants and/or conditions that could have an effect on the parameters of the above mentioned advance rates.

     In addition to the above, the Purchase Agreement provided for an origination fee of $50,000 and monthly charges consisting of: i) 4% over the prime lending rate of amounts that are purchased and not yet collected by DynaCorp; and ii) a service fee equaling .01% of the Net Collectable Value, adjusted for actual collections. The service fee was originally capped at $300,000 annually, and was subsequently increased to a cap of $480,000.

     The Company accounts for the Purchase Agreement with DynaCorp by designating $13,700,000 of its approximately $20,000,000 in accounts receivable to offset the $8.2 million advanced by DynaCorp. The balance of the accounts receivable is accounted for on its balance sheet less any reserve for contractual adjustments and/or bad debt allowances.

     For the quarter ended March 31 2000, charges under the Purchase Agreement amounted to $386,129, as compared to the same period in 1999, when charges with DynaCorp were $309,457, an increase of $76,672 (24.8%).

     Management has recognized the Company's need to raise additional capital for working capital purposes, as well as to eliminate the existing debt. In response, the Company has initiated plans during the first quarter of the fiscal year ending December 31, 2000 which have included: i) the conversion of debt to equity; ii) the conversion of debt to payment plans; iii) settlements of debt in exchange for heavily discounted lump sum payments by the Company; and iv) raising capital through the sale of common stock. During January and February 2000, the Company completed a private placement of its common stock pursuant to Regulation D, Rule 504 promulgated under the Securities Act of 1933, as amended, under which it issued one million shares at a price of $1.00 per share.

     During 1999 and 1998, the Company operated under an agreement with American Outsource Strategies ("AOS") a professional employer organization. Under the terms of the agreement, AOS provided employee leasing and payroll processing services. Payment to AOS for employee leasing services included employee salaries, payroll taxes, benefits and AOS's fees. AOS is 50% owned by two individuals who are the former Chief Executive Officer and former Chief Financial Officer of Tessa.

     During 1998, Tessa leased substantially all of its employees through AOS pursuant to a written agreement (the "AOS Agreement"). Effective April 1999, Tessa began leasing only its non-medical personnel. AOS has continued to provide payroll-processing services for medical personnel who are now directly employed by Tessa's affiliated physician groups. At March 31, 2000 the amount outstanding to AOS was $2,772,458. The Company has notified AOS of its intention to terminate the AOS Agreement effective June 30, 2000.

     In addition to the above, the Company owes approximately $3.1 million to past and current practitioners of the Company related to amounts due under acquisition and/or employment agreements and from amounts advanced by practitioners for expenses related to operating clinics. The Company is currently in negotiations regarding the above mentioned amount in order to convert amounts owing to equity and/or long-term debt. This obligation does not accrue interest.

     In March 2000, two former affiliates advanced to the Company the principal amount of $92,500. This amount is expected to be satisfied through the issuance of the Company's common stock during the second quarter of fiscal 2000.

Trends

     Throughout fiscal 1999 and into the first quarter of fiscal 2000, the Company has experienced substantial losses which the Company attributes to the Company's expansion of clinics and Revenues, and the resulting difficulties the Company incurred integrating such clinics. Although the Company does not foresee losses and negative cash flows incurring to the same extent that occurred during fiscal 1999, the Company could continue to incur losses (such as the net loss of $263,037) during fiscal 2000 in its efforts to further stabilize the Company and structure operations for growth and positive cash flow going forward.

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the three month period ended March 31, 2000.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize dates using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company did not incur any negative impact as a result of this problem and no problems in this regard are anticipated in the future.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company is the defendant in an action entitled Kathi Thelander v. Spine & Rehabilitation Centers of Oregon, P.C., in the Circuit Court for the County of Multnomah, State of Oregon, Civil Action No. 99 07 07399, alleging unlawful termination and breach of an employment agreement between the plaintiff and defendant. Summary judgment was entered on behalf of the plaintiff and against SRA Oregon in March 2000 in the amount of $162,313, plus $891 in costs and $7,440 in attorneys' fees. The Company intends to appeal the judgment, but no assurances can be provided that this judgment will be set aside.

     The Company is also a defendant in an action entitled Vania Kaady v. Spine & Rehabilitation Centers of Oregon, P.C., in the Circuit Court of the County of Multnomah, State of Oregon, Civil Action No. 99 02 02066, alleging malpractice arising as a result of an automobile accident and claiming damages in the amount of $200,000. The Company is vigorously defending this action and believes this action is without merit.

     The Company has also been advised of a potential claim by Business Software Alliance, who has alleged copyrighted product infringement for illegal duplication of certain software. The Company is presently investigating this matter by performing an internal audit of software presently being utilized by the Company. If Business Software Alliance's claim is filed against the Company and such claim is upheld, the Company could be subject to a penalty of up to $100,000 per copyrighted product infringement. The Company has accrued approximately $100,000 to cover any potential liabilities.

     The Company is party to certain other legal proceedings which have arisen in the normal course of operating the Company's business and is aware of other threatened or pending litigation. However, it is believed that such legal proceedings to which the Company (or any of its officers and directors in their capacities as such) is or may be a party or to which the property of the Company may be or is subject would not have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2.  Changes in Securities.

     During January and February 2000, the Company completed a private placement of its common stock in which it issued 1 million shares at a price of $1.00 per share to Dan Smith, who provided representations to the Company that he was an "accredited investor" as that term is defined under the Securities Act of 1933, as amended (the "1933 Act"). The Company relied upon the exemptions from registration provided by Regulation D, Rule 504 as promulgated under the 1933 Act, in this offering.

     On March 24, 2000, pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") between Zaba International, Inc. ("Zaba"), a Colorado corporation, and Tessa, all outstanding shares of common stock of Zaba were exchanged for 225,000 shares of common stock of Tessa and $112,500 in cash in a transaction in which Tessa was the surviving company. Prior to the Merger Agreement, Tessa had been a non-reporting, publicly-traded company with a portion of its issued and outstanding common stock exempt from registration under the 1933 Act, pursuant to Rule 504 of Regulation D and Rule 144 promulgated under the 1933 Act.

Item 3.  Defaults Upon Senior Securities. - None

Item 4.  Submission of Matters to a Vote of Security Holders.

     During the quarter ended March 31, 2000, the Company held a special meeting of its shareholders. At that meeting, there were three matters that were presented to and approved by a majority of the Company's shareholders, including
(i) an amendment to the Company's Articles of Incorporation, whereby a provision allowing a majority of the Company's issued and outstanding shareholders to take action without a meeting was adopted; (ii) the Company's shareholders ratified the adoption of the Company's Stock Option Plan (the "2000 Stock Option Plan") reserving from its authorized but unissued common shares an aggregate of 1,500,000 shares which shall underlie stock options to be granted pursuant to the 2000 Stock Option Plan; and (iii) ratified the merger between the Company and Zaba.

     No other matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         The following exhibits are filed herewith:

                  EX-27 Financial Data Schedule

         (b)      Reports on Form 8-K

     The following report on Form 8-K was filed by the Company during the quarter ended March 31, 2000.

     Form 8-K dated March 24, 2000, filed on or about April 10, 2000, wherein the Company reported (i) the successful closing of the merger with Zaba; (ii) the resignation of the Company's former independent accountant and the retention of Horton & Associates, LLC, as the Company's new independent accountant and a change in the Company's fiscal year to December 31. On or about May 3, 2000, the Company filed an amendment to said Form 8-K, which included the Company's audited financial statements for the fiscal years ended December 31, 1999 and 1998 and unaudited consolidated pro forma financial statements dated December 31, 1999.



                        TESSA COMPLETE HEALTH CARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                               March 31,     December 31
                                                                 2000            1999
                                                             ------------    -----------
                                                              (Unaudited)
Current Assets:
   Cash and cash equivalents                                 $    118,252    $         -
   Accounts receivable, net of allowances of
      $3,047,921                                                3,396,865      3,109,051
                                                             ------------    -----------
      Total current assets                                      3,515,117      3,109,051


Property and equipment, net                                       635,953        687,437

Deferred charges and other assets                                 487,273         72,915
                                                              -----------    -----------

      Total assets                                            $ 4,638,343    $ 3,869,403
                                                              ===========    ===========

                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
   Notes payable                                              $ 1,390,845    $ 1,379,620
   Current portion of long-term debt                               39,861         39,681
   Accounts payable                                             1,231,382      1,187,828
   Accrued expenses                                             1,451,646      1,924,377
   Related party payable                                        2,884,958      2,663,458
   Stockholder loans payable                                    3,002,947      3,085,018
Total current liabilities                                      10,001,459     10,279,982
                                                              -----------    -----------

Total long-term debt less current portion                          94,344         94,344
                                                              -----------    -----------

      Total liabilities                                        10,095,803     10,374,326
                                                              -----------    -----------
Stockholders' equity (deficit):
   Common stock: $0.02 par value; 50,000,000 shares
      authorized; 13,809,375 outstanding at
      December 31, 1999; 15,034,375  outstanding

      at March 31, 2000                                           300,346        275,846
   Additional paid-in capital                                   9,088,153      7,802,153
   Accumulated deficit                                        (14,845,959)   (14,582,922)
                                                              -----------    -----------
      Total stockholders' equity (deficit)                     (5,457,460)     6,504,923)
                                                              -----------    -----------

      Total liabilities and stockholders' equity (deficit)    $ 4,638,343    $ 3,869,403
                                                              ===========    ===========

              The accompanying notes are an integral part of these
                                   statements.



                        TESSA COMPLETE HEALTH CARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                Three-month period ended
                                                        March 31,
                                               --------------------------

                                                   2000           1999
                                               -----------    -----------
Revenues                                       $ 2,050,427    $ 3,555,992
                                               -----------    -----------
Operating expenses
   Caregiver compensation and benefits             886,694      1,335,979
   Other practice costs                            109,309        220,427
   Administrative compensation and benefits        620,685      2,785,699
   Occupancy costs                                 223,530        393,686
   Selling and administrative                       26,990        546,974
   Depreciation and amortization                    60,127        272,691
                                               -----------    -----------
 Total operating expenses                        1,927,335      5,555,456
                                               -----------    -----------
Income (loss) from operations                      123,092     (1,999,464)

Other expense:
     Reserve under asset sale agreement                  -      1,312,035
      Financing related charges                    386,129        309,457
      Stock-based compensation                           -        206,250
                                               -----------    -----------
Total other expenses                               386,129      1,827,742
                                               -----------    -----------
Net (loss)                                     $  (263,037)   $(3,827,206)
                                               ===========    ===========

Loss per share                                 $     (0.02)   $     (0.33)
                                               ===========    ===========

   Weighted average shares outstanding          14,392,708     11,771,695
                                               ===========    ===========


              The accompanying notes are an integral part of these
                                   statements.




                        TESSA COMPLETE HEALTH CARE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                  Three-month period ended
                                                                          March 31,
                                                                  -------------------------

                                                                      2000          1999
                                                                  -----------   -----------
Cash flows from operating activities:

   Net loss                                                      $  (263,037)  $(3,555,992)
                                                                  -----------   -----------
   Adjustments to reconcile net loss
   to net cash used in operating activities:

      Depreciation and amortization                                    60,127       272,691
      Reserve increase in connection with A.R. purchase agreement           -     1,312,035
      Changes in current assets and liabilities:
         Decrease  in accounts receivable                            (287,815)     (830,786)
         Increase (decrease) in accounts payable
           and accrued liabilities                                   (278,523)    2,333,311
                                                                  -----------   -----------

      Net cash used in operating activities                          (769,248)     (468,741)
                                                                  -----------   -----------

Cash flows from investing activities:

   Acquisition of equipment                                                 -       (78,466)
   Cash outlay in connection with merger                             (112,500)            -
                                                                  -----------   -----------
      Net cash used in investing activities                          (112,500)      (78,466)
                                                                  -----------   -----------

Cash flows from financing activities:

   Proceeds from accounts receivable purchase agreement                     -     1,225,000
   Principal payments under loan agreements                                 -             -
   Proceeds from sale of stock                                      1,000,000             -
                                                                  -----------   -----------

       Net cash provided by financing activities                    1,000,000     1,225,000
                                                                  -----------   -----------

Net increase in cash and cash equivalents                             118,252       677,793

Cash and cash equivalents at beginning of period                            -       855,563
                                                                  -----------   -----------

Cash and cash equivalents at end of period                            118,252   $ 1,533,356
                                                                  ===========   ===========

              The accompanying notes are an integral part of these
                                   statements.


                        TESSA COMPLETE HEALTH CARE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     Three Month Period Ended March 31, 2000


1.   Unaudited Interim Financial Statements

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

2.   Basis of Presentation

         Business combination

         On March 24, 2000, pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") between Zaba International, Inc. ("Zaba"), a Colorado corporation, and Tessa, all outstanding shares of common stock of Zaba were exchanged for 225,000 shares of common stock of Tessa and $112,500 in cash in a transaction in which Tessa was the surviving company. Prior to the effectiveness of the Merger Agreement, Tessa had an aggregate of 13,809,375 shares of common stock issued and outstanding. The principal reason for this transaction was that the Company was required to become a reporting company no later than May 4, 2000 or no longer be listed on the OTC Bulletin Board.

         The Merger has been accounted for as a reverse acquisition. Under the accounting rules for a reverse acquisition, Tessa is considered the acquiring entity. As a result, historical financial information for periods prior to the date of the transaction are those of Tessa. Under purchase method accounting, balances and results of operations of Tessa will be included in the accompanying financial statements from the date of the transaction, March 24, 2000. The Company recorded the assets and liabilities (excluding intangibles) at their historical cost basis which was deemed to be approximate fair market value.

         Earnings per share

         Earnings per share have been computed based on the weighted average number of common shares outstanding.

         Private Placement

         During January and February 2000, the Company completed a private placement of its common stock pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933, as amended, under which it issued 1 million shares at a price of $1.00 per share.

                        TESSA COMPLETE HEALTH CARE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     Three Month Period Ended March 31, 2000

3.   Review of Report by Independent Auditor

         Effective March 15, 2000, the Securities and Exchange Commission adopted a rule requiring that interim auditor reviews must be undertaken by all companies subject to the Section 12(g) reporting requirements promulgated under the Securities Exchange Act of 1934, as amended. The Company's independent auditor, Horton & Company LLC, has not reviewed the interim financial statements included in this Report, but it is anticipated that they will do so in the near future and in the event of any requirement that revisions be undertaken by the Company to this Report, the Company will file an amendment accordingly.

4.       Restructuring/Going Concern

         The Company's audited financial statements for the fiscal years ended December 31, 1999 and 1998 contained in the Company's Form 8-K dated March 24, 2000 and the accompanying unaudited interim financial statements for the three-month periods ended March 31, 2000 and 1999, were prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company attributes much of the above mentioned losses and the resulting capital deficiency to integration difficulties the Company encountered during an expansion plan during fiscals 1998 and 1999 which increased the number of Company-controlled clinics from 8 to 33 and increased gross billings from $2.1 million to $22 million (number was adjusted downward for reporting purposes to account for contractual discounts) for the fiscal years 1997 through 1999. To help address the above issues, the Company has undertaken plans that have initiated managerial, financial, and operational restructurings.

         With regard to managerial changes, Tessa has undergone changes which have resulted in the resignations of Dr. Thomas Bolera as Chief Executive Officer, Dr. Kim Christensen as an Officer and Director, David Russell as Chief Financial Officer, Dr. Vaughn Dabbs as Director and Dr. Dayna Bolla as Director. In connection with the above resignations, Robert Flippin was appointed President, Chief Executive Officer, and a Director of Tessa. Robert Vener and Dr. Mark Newman were also appointed as Directors of Tessa.

                        TESSA COMPLETE HEALTH CARE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     Three Month Period Ended March 31, 2000


         With respect to financial restructurings, the Company has undertaken and executed plans initiated during the first quarter of fiscal 2000 which have included: 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company; and 4) raising capital through the sale of common stock.

         For operations, the Company has started a restructuring process that has included: 1) the combination of geographically related clinics; 2) the elimination and separation of some clinics which provided inconsequential or negative cash flow; and 3) the introduction of an incentive plan to optimize clinic profitability. There has also been opportunities which have not been acted upon due to the Company's decision or inability to exercise purchase options on some clinics, however the Company believes that it in the process of generating sufficient revenue in addition to having plans in place to help address cash flow issues that may arise in the near term.

         There are no assurances that the Company's above-mentioned plans will generate profits in the near future, or at all. The Company's success is dependent upon its ability to develop profitable clinics and clinical programs, such as sports medicine, exercise facility partnerships and to acquire additional profitable practices/clinics. To accomplish these goals, Tessa may require additional equity and/or debt financing and its absence may require additional consolidation. There is no assurance that the Company will be able to continue to operate if additional acquisitions and corresponding revenues cannot be generated.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Tessa Complete Health Care, Inc.


Date: May 22, 2000                          By:s/ Robert Flippin
                                               ------------------------
                                            Robert Flippin, President
                                            and Chief Executive Officer

                        TESSA COMPLETE HEALTH CARE, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................18