Form 10QSB
period 2000-06-30
TESSA COMPLETE HEALTH CARE INC/GA
filed 2000-08-21
CIK 859919

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
                      ----------------------------------

                         QUARTERLY REPORT PURSUANT TO
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                         Commission File No. 0-21099
                      ----------------------------------

                      TESSA  COMPLETE HEALTH CARE, INC.
      (Exact name of small business issuer as specified in its charter)



                Georgia                                   58-0975098
     (State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                 Identification Number)



         138 Escondido Ave. Suite 207, Vista, CA  92084     (760) 643-3951
                 (Address and Registrant's telephone number)

                      ----------------------------------


 Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  [ X ]       NO  [   ]



 As of August 15, 2000 the Registrant had outstanding 17,043,579 shares of common stock $0.02 par value.

 Transitional small business disclosure form:   YES [ X ]      NO  [   ]

                       TESSA COMPLETE HEALTH CARE, INC.
                                 FORM 10-QSB
                     FOR THE QUARTER ENDED JUNE 30, 2000

                                    INDEX

 PART I.............................................................   1
      Item 1.  Financial Statements.................................   1
               Balance Sheets.......................................   1
               Statement of Operations..............................   2
               Statements of Cash Flows.............................   3
               Notes to Financial Statements........................   4
      Item 2.  Management's Discussion and Analysis of Operation....   7

 PART II............................................................   8
      Item 1.  Legal Proceedings....................................   8
      Item 2.  Changes in Securities................................   9
      Item 3.  Defaults Upon Senior Securities......................   9
      Item 4.  Submission of Matters to a Vote of Security Holders..   9
      Item 5.  Other Information and Subsequent Events..............   9
      Item 6.  Exhibits and Reports on Form 8-K.....................   9

 Signatures.........................................................   10

                                    PART I

 Item 1.   Financial Statements.

      The following financial statements of Tessa Complete Health Care, Inc. (the "Company") are included herein and are unaudited, but in the opinion of management include all adjustments necessary for fair presentation of the Company's financial condition as of June 30, 2000 and results of operations and cash flows for the three months and six months ended June 30, 1999 and June 30, 2000, respectively:

      (a)       Balance Sheets
      (b)       Statements of Operations
      (c)       Statements of Cash Flows
      (d)       Notes to Financial Statements

                       TESSA COMPLETE HEALTH CARE, INC.
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS
                                            December 31,          June 30,
                                                1999                2000
                                            -----------         -----------
Current Assets:
   Cash and cash equivalents               $          -        $     55,224
   Accounts receivable, net of allowances
     of $3,047,921                            3,109,051           3,296,865
                                            -----------         -----------
      Total current assets                    3,109,051           3,352,089

Property and equipment, net                     687,437             584,469

Deferred charges and other assets                72,915              55,630
                                            -----------         -----------
      Total assets                         $  3,869,403        $  3,992,188
                                            ===========         ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                             December 31,         June 30,
                                                 1999               2000
                                            -----------         -----------
Current liabilities:
   Notes payable                           $  1,379,620        $  1,323,838
   Current portion of long-term debt             39,681                   -
   Accounts payable                           1,187,828           1,119,381
   Accrued expenses                           1,924,377             781,950
   Related party payable                      2,663,458           2,772,458
   Stockholder loans payable                  3,085,018           2,766,425
                                            -----------         -----------
Total current liabilities                    10,279,982           8,764,052

Total long-term debt less current portion        94,344                   -
                                            -----------         -----------
      Total liabilities                      10,374,326           8,764,052
                                            -----------         -----------
Stockholders' equity (deficit):
   Common stock: $0.02 par value;
     50,000,000 shares authorized;
     13,809,375 outstanding at
     December 31, 1999; 17,043,579
     outstanding at June 30, 2000               275,846             340,530
   Additional paid-in capital                 7,802,153           9,938,107
   Accumulated deficit                      (14,582,922)        (15,050,501)
                                            -----------         -----------
      Total stockholders' equity (deficit)   (6,504,923)         (4,771,864)
                                            -----------         -----------
      Total liabilities and stockholders'
        equity (deficit)                   $  3,869,403        $  3,992,188
                                            ===========         ===========

                        The accompanying notes are an
                      integral part of these statements.

                       TESSA COMPLETE HEALTH CARE, INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                            For the three months ended       For the six months ended
                                                     JUNE 30,                        JUNE 30,
                                           ----------------------------    ----------------------------
                                                2000            1999            2000            1999
                                            -----------     -----------     -----------     -----------
Revenues                                   $  2,200,602    $  3,414,159    $  4,251,029    $  6,970,151

Operating expenses
   Caregiver compensation and benefits          791,017       2,097,620       1,677,711       3,433,599
   Other practice costs                         104,287         210,405         213,596         430,832
   Administrative compensation and benefits     653,491       1,538,489       1,274,176       4,324,188
   Occupancy costs                              195,346         434,789         418,876         828,475
   Selling and administrative                   121,390         729,685         148,380       1,276,659
   Depreciation and amortization                 60,127         390,000         120,254         662,691
                                            -----------     -----------     -----------     -----------
 Total operating expenses                     1,925,658       5,400,988       3,852,993       9,956,444

Income (loss) from operations                   274,944      (1,986,829)        398,036      (2,986,293)

Other expense:
     Reserve under asset sale agreement               -       1,312,035               -       2,624,070
      Financing related charges                 399,264         361,278         785,393         670,735
      Stock-based compensation                   80,222         206,250          80,222         412,500
                                            -----------     -----------     -----------     -----------
Total other expenses                            479,486       1,879,563         865,615       3,707,305

Net income (loss)                          $   (204,542)   $ (3,866,392)   $   (467,579)   $ (6,693,598)
                                            ===========     ===========     ===========     ===========
Income (loss) per common share:
   Net income (loss)                       $      (0.01)   $      (0.30)   $      (0.03)   $      (0.55)
                                            ===========     ===========     ===========     ===========
   Weighted average number of
      common shares outstanding              15,824,321      12,784,295      15,108,515      12,277,995

                        The accompanying notes are an
                      integral part of these statements.


                       TESSA COMPLETE HEALTH CARE, INC.
                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                     For the six months ended
                                                              June 30,
                                                     -------------------------
                                                         2000        1999
                                                      ----------   ----------
Cash flows from operating activities:
   Net Income                                        $  (467,579) $(6,693,598)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization                      120,254      662,691
      Reserve in connection with A.R. purchase
        agreement                                              -    2,624,070
      Changes in current assets and liabilities:
         Increase (decrease) 0in accounts receivable    (187,814)           -
         Increase (decrease) in  Accounts payable
           and accrued liabilities                    (1,149,230)   2,572,255
                                                      ----------   ----------
      Net cash used in operating activities           (1,684,369)    (834,582)
                                                      ----------   ----------

Cash flows from investing activities:
   Acquisition of equipment                                    -      (65,121)
   Cash outlay in connection with merger                (112,500)           -
                                                      ----------   ----------
      Net cash used in investing activities             (112,500)     (65,121)
                                                      ----------   ----------

Cash flows from financing activities:
   Proceeds from accounts receivable
     purchase agreement                                  150,000      755,266
   Principal payments under loan agreements                    -            -
   Proceeds from sale of stock                         1,646,869    1,000,000
                                                      ----------   ----------
       Net cash provided by financing activities     $ 1,796,869  $ 1,755,266
                                                      ----------   ----------
Net decrease in cash and cash equivalents            $         -  $   855,563
Cash and cash equivalents at beginning of period     $         -  $   855,563
                                                      ----------   ----------
Cash and cash equivalents at end of period           $         -  $         -
                                                      ==========   ==========


                        The accompanying notes are an
                      integral part of these statements.



                       TESSA COMPLETE HEALTH CARE, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


 1.   Unaudited Interim Financial Statements

      The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements and these notes should be read in conjunction with the financial statements of the Company included in the Company's Annual Report for the years ended December 31, 1999 and 1998 as contained in the Company's Form 8-K dated March 24, 2000.

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

          Loss per share

          Loss per share have been computed based on the weighted average number of common shares outstanding.

          Private Placement

          During May of 2000, the Company completed a private placement of its common stock pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933, as amended, under which it issued 500,000 shares at a price of $.40 per share. In addition, 1,298,093 shares of common stock were sold pursuant to the exercise of options to purchase common stock at an exercise price of $.3825.


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

 4.       Restructuring/Going Concern

          The Company's audited financial statements for the fiscal years ended December 31, 1999 and 1998 contained in the Company's Form 8-K dated March 24, 2000 and the accompanying unaudited interim financial statements for the three and six month periods ended June 30, 2000 and 1999 were prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

          With regard to managerial changes, Tessa has undergone changes which have resulted in the resignations of Dr. Thomas Bolera as Chief Executive Officer, Dr. Kim Christensen as an Officer and Director, David Russell as Chief Financial Officer, Dr. Vaughn Dabbs as Director and Dr. Dayna Bolla as Director. In connection with the above resignations, Robert Flippin was appointed President, Chief Executive Officer, and a Director of Tessa. Robert Vener, Robert Verhey and Dr. Mark Newman were also appointed as Directors of Tessa.

         With respect to financial restructurings, the Company has undertaken and executed plans initiated during the first quarter of fiscal 2000 which have included: 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company; and 4) raising capital through the sale of common stock. The Company has also entered into negotiations with Litchfield Financial Corporation (the source of the Company's funding that is advanced against accounts receivable) to amongst other things, reduce finance related charges and provide increased advances on the
 Company's accounts receivable. Although the negotiations regarding the aforementioned matters with Litchfield are not complete, subsequent to the close of the quarter ended June 30, 2000, Litchfield has elected to defer all financing related charges and has increased advancements against Tessa's accounts receivable in order to provide the Company greater working capital resources. See Liquidity and Capital Resource under the Management and Discussion Section contained elsewhere herein.

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

          There can be no assurances that the Company's above-mentioned plans will generate profits in the near future, or at all. The Company's success is dependent upon its ability to develop profitable clinics and clinical programs with existing clinics, and to acquire additional profitable practices/clinics. To accomplish these goals, Tessa may require additional equity and/or debt financing and its absence may require additional consolidation. There is no assurance that the Company will be able to continue to operate if additional acquisitions and corresponding revenues cannot be generated. See Liquidity and Capital Resources under the Management Discussion and Analysis section contained elsewhere herein.

 Item 2.   Management's Discussion and Analysis or Plan of Operations

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

      The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three and six month periods ended June 30 , 2000 and 1999.


 Restructuring/Going Concern

      The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      As to financial restructurings, the Company has undertaken and executed plans initiated during the first quarter of fiscal 2000 which have included:
 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company; and 4) raising capital through the sale of common stock. The Company has also entered into negotiations with Litchfield Financial Corporation (the source of the Company's funding that is advanced against accounts receivable) to amongst other things, reduce finance related charges and provide increased advances on the Company's accounts receivable. Although the negotiations regarding the aforementioned matters with Litchfield are not complete, as of the period subsequent to the close of the quarter ended June 30, 2000, Litchfield has elected to defer all financing related charges in order to provide the Company greater working capital resources. See Liquidity and Capital Resource under the Management and Discussion Section contained elsewhere herein.

      For operations, the Company has started a restructuring process that has included: 1) the combination of geographically related clinics; 2) the elimination and separation of some clinics which provided inconsequential or negative cash flow; and 3) the introduction of an incentive plan to optimize clinic profitability. There has also been opportunities which have not been acted upon due to the Company's decision or inability to exercise purchase options on some clinics, however the Company believes that it is in the process of generating sufficient revenue in addition to having plans in place to help address cash flow issues that may arise in the near term.

      There are no assurances that the Company's above-mentioned plans will generate profits in the near future, or at all. The Company's success is dependent upon its ability to develop profitable clinics and clinical programs, such as sports medicine, exercise facility partnerships and to acquire additional profitable practices/clinics. To accomplish these goals, Tessa will/may require additional equity and/or debt financing and its absence may require additional consolidation. There is no assurance that the Company will be able to continue to operate if additional acquisitions and corresponding revenues cannot be generated.

 Results of Operations

      Comparison of Results of Operations for the three and six months ended June 30, 2000 and 1999.

      Revenues decreased by $1,213,557 to $2,200,602 for the quarter ended June 30, 2000 versus $3,414,159 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, revenues decreased by $2,719,122 to $4,251,029 versus $6,970,151 for the six months ended June 30, 1999. The Company attributes the 35.5% and 39% decreases in revenue primarily to the restructuring efforts the company has initiated in order to maximize profitability efforts at the expense of expansion and the elimination of certain clinics that have separated from the Company at the direction of the Company and/or due to clinics departing due to the difficulties the Company experienced in integrating clinics.

      Operating expenses (hereinafter operating expenses shall be exclusive of depreciation and amortization) decreased by $3,145,457 for the quarter ended June 30, 2000 to $1,865,531 versus $5,010,988 for the prior year's comparative quarter. As a percentage of revenue, operating expenses were 85% for the quarter ended June 30, 2000 versus 147% for the quarter ended June 30, 1999. For the six months ended June 30, 2000, operating expenses decreased by $5,561,014 to $3,732,739 as compared to 9,293,753 for the prior year's six month period. The above decreases are primarily due to the Company's efforts to reduce expenses by centralizing corporate functions which allowed the Company to eliminate certain corporate duplications, the reduction of overhead due to the separation of certain clinics, and the reduction of expenses that were attributed to the substantial expansion efforts that were initiated during fiscal 1998 and continued into fiscal 1999.

      Amortization and depreciation expense decreased from $390,000 for the quarter ended June 30, 1999 to $60,127 for the quarter ended June 30, 2000. For the six months ended June 30, 1999 and 2000, amortization and depreciation decreased from $662,691 to $120,254. The decrease is primarily attributable to the elimination of amortization expense associated with goodwill that was fully written off at the end of fiscal 1999 as these assets were deemed to have been permanently impaired due to the separation of certain previously acquired clinics.

      Financing related charges increased from $361,278 for the quarter ended June 30, 1999 to $399,264 for the prior year's quarter. For the six month period ended June 30, 1999 and 2000, finance related charges increased from 670,735 to 785,393. The increase in financing related charges is primarily a result of increased advances by DynaCorp and the increase in the advance rate due to increases in the prime lending rate.

      In addition, the Company also recognized additional expenses during fiscal 1999 due to the increase of the Company's accounts receivable reserve in connection with the Company's Purchase Agreement with DynaCorp of $1,312,035, and the expense allocation of stock grants provided to outside consultants for promotional and consulting services for the Company during fiscal 1999 and during the second quarter of fiscal 2000.

      As a result of the foregoing factors, the Company reported a net loss of $204,542 for the quarter ended June 30, 2000 versus a net loss of $3,866,392 for the prior year's comparative quarter. For the six month periods ended June 30, 2000, the Company reported a net loss of $467,579 versus a net loss of $6,693,598 the prior year's comparative six month period. The Company reported a net loss per share of $.01 the quarter ended June 30, 2000 versus a net loss of $.30 for the quarter ended June 30, 1999. For the six month period ended June 30, 2000, the Company reported a net loss per share of $.03 versus a net loss of $.55 for the prior year's comparative period.

  Liquidity and Capital Resources

      Cash flow from operations was a negative $1,684,369 for the six months ended June 30, 2000, as compared to a negative $834,582 for the prior year's comparative period. The Company financed the negative cash flows through the sale of equity during the first quarter and second quarters of fiscal 2000 and primarily through the increased in amounts advanced by DynaCorp in connection with accounts receivable purchases during the prior year's six month period.

      During November 1998, the Company entered into an Accounts Receivable Purchase Agreement ("Purchase Agreement") with DynaCorp Financial Strategies, Inc. ("DynaCorp"). The Purchase Agreement provides for Tessa agreeing to sell and assign to DynaCorp Tessa's right, title and interest in accounts receivable proposed by Tessa. Upon the purchase of the proposed accounts receivable, DynaCorp has agreed to advance Tessa an amount up to 60% of the net collectible value of proposed accounts receivables. The original amount of advances per the Purchase Agreement was originally up to $5 million, and was subsequently increased to $8.5 million during fiscal 1999. In the event that Dynacorp collects an amount less than the amounts advanced by DynaCorp, the Company is responsible to make up any difference between the amount collected and the amount due. To secure the collection of the receivables, DynaCorp has been provided security interest in all assets of the Company and certain officers of the Company at the time of the inception of the DynaCorp agreement have executed stock pledge agreements. Conversely, in the event that DynaCorp collects an excess of the amounts advanced by DynaCorp against the proposed accounts receivable, DynaCorp is to return the excess amount back to Tessa. The Company and DynaCorp are currently in negotiations regarding other covenants and/or conditions that could have an effect on the parameters of the above mentioned advance rates.

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

      The Company accounts for the Purchase Agreement with DynaCorp by designating $13,700,000 of its approximately $20,000,000 in accounts receivable to offset the approximately $8.3 million advanced by DynaCorp. The balance of the accounts receivable is accounted for on its balance sheet less any reserve for contractual adjustments and/or bad debt allowances.

      For the quarter ended June 30, 2000, charges under the DynaCorp Accounts Receivable Purchase Agreement amounted to $399,264 as compared to the same period in 1999, when charges with DynaCorp were 361,278, representing an increase of $37,986.

      Subsequent to the quarter ended June 30, 2000, the Company's above mentioned Purchase Agreement with Dynacorp was acquired by Litchfield Financial Corporation ("Litchfield"). In connection with the aforementioned acquisition by Litchfield and in light of the Company's cash flow constraints, the Company has entered into negotiations with Litchfield Financial to, amongst other things, reduce finance related charges and provide increased advances on the Company's accounts receivable. Although the negotiations regarding the aforementioned matters with Litchfield are not complete, subsequent to the close of the quarter ended June 30, 2000, Litchfield has temporarily elected to defer financing related charges and increase advancements against Tessa's accounts receivable in order to provide the Company greater working capital resources.

      Management has recognized the Company's need to raise additional capital for working capital purposes, as well as to eliminate the existing debt. In response, the Company has initiated plans during the first and second quarters of fiscal 2000 which have included: i) the conversion of debt to equity; ii) the conversion of debt to payment plans; iii) settlements of debt in exchange for heavily discounted lump sum payments by the Company; and iv) raising capital through the sale of common stock. During January and February 2000, the Company completed a private placement of its common stock pursuant to Regulation D, Rule 504 promulgated under the Securities Act of 1933, as amended, under which it issued 1 million
 shares at  a price  of $1.00  per share.   In  addition, during  the  second
 quarter of fiscal 2000, the Company completed a private placement of its common stock pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933, as amended, under which it issued 500,000 shares at a price of $.40 per share. In addition, 1,298,093 shares of common stock were sold pursuant to the exercise of options to purchase common stock at an exercise price of .3825.

      During 1998, 1999 and until July of 2000, the Company operated under an agreement with American Outsource Strategies ("AOS") a professional employer organization. Under the terms of the agreement, AOS provided employee leasing and payroll processing services. This agreement applied to all personnel until the second quarter of 1999 when health care providers were separated from the aforementioned leasing agreement and were directly employed by medical corporations that were providing patient related services through contractual arrangements with Tessa. Although, the health care providers were separated as noted above, AOS continued to provide payroll services for all Tessa (inclusive of the health care providers) related personnel until July of 2000. Payment to AOS for employee leasing services included employee salaries, payroll taxes, benefits and AOS's fees. AOS is 50% owned by two individuals who are the former Chief Executive Officer and former Chief Financial Officer of Tessa.

      Payment to AOS for employee leasing services was intended to reimburse AOS for employee salaries, payroll taxes, employee benefits and AOS's fees. At June 30, 2000, the Company recorded a payable to AOS in the amount of $2,772,458. The Company is reviewing all matters pertaining to amounts due AOS. AOS is 50% owned by two individuals who are the former Chief Executive Officer and former Chief Financial Officer of Tessa.

      In addition to the above obligations, the Company owes approximately $3.1 million to practitioners and past management of the Company related to amounts due under acquisition and/or employment agreements and from amounts advanced by practitionersfor expenses related to operating clinics. The Company is reviewing certain of these agreements and related liabilities, and is in negotiations to attempt to convert all or portions of the above mentioned amount to equity and/or long-term debt.

      The Company cannot assure that its negotiations and restructuring plans will be successful, that it will be able to generate profits or that it will have sufficient capital to continue operations.

 PART II: OTHER INFORMATION

 Item 1.   Legal Proceedings.

      In the matter of Kathi Thelander v. Spine & Rehabilitation Centers of Oregon, P.C., in the Circuit Court for the County of Multnomah, State of Oregon, Civil Action No. 99 07 07399 (the Complaint of which alleges unlawful termination and breach of an employment agreement) summary judgment was entered on behalf of the plaintiff and against Spine & Rehabilitation Centers of Oregon, Inc. in March 2000 in the amount of $162,313, plus $891 in costs and $7,440 in attorney fees. The Company was not a party to this litigation but does have a contractual relationship with the defendant.

      In the matter of Cheryl Collier v. Spine & Rehabilitation Centers of Oregon, P.C., in the Circuit Court for the County of Multnomah, State of Oregon, Civil Action No. 0002 01553 (the Complaint of which alleges wage claims and breach of an employment agreement) judgment was entered on behalf of the plaintiff and against Spine & Rehabilitation Centers of Oregon, Inc. in April 2000 in the amount of $73,267. The Company was not a party to this litigation but does have a contractual relationship with the defendant.

      The Company has been named as a defendant in the matter of Woodburn Chiropractic Clinic and Patrick Owen v. Tessa Complete Health Care, Inc., et al., in the Circuit Court for the County of Clackamas, State of Oregon, Civil Action No. CCV0002608, the Complaint of which alleges breach of an employment contract. The Company is defending against this claim and has filed a motion to dismiss the case, which is currently pending.

      The Company has been named as a defendant in the matter of Stephen Blevins v. Tessa Complete Health Care, Inc., et al., in the Circuit Court for the County of Du Page, State of Illinois, Civil Action No. 00L 00435, the Complaint of which alleges breach of an employment contract. The Company is defending against this claim.

      The Company has been named as a defendant in the matter of Jack Schmitz
 v. Tessa Complete Health Care, Inc., et al., in the Superior Court for the County of San Bernardino, State of California, Case No. RCV 044995, the Complaint of which alleges wage claims and breach of an employment contract. The Company is defending against these claims.

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

 Item 2.   Changes in Securities.

      During May of 2000, the Company completed a private placement of its common stock pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933, as amended, under which it issued 500,000 shares at a price of $.40 per share. In addition, 1,298,093 shares of common stock were sold pursuant to the exercise of options to purchase common stock at an exercise price of .3825.


 Item 3.   Defaults Upon Senior Securities.

      Other than as set forth elsewhere herein, there has been no material default with respect to any indebtedness of the Company required to be disclosed pursuant to this item.

 Item 4.   Submission of Matters to a Vote of Security Holders.

      There have been no matters submitted to a vote of security holders during the quarter ended June 30, 2000.

 Item 5.   Other Information.  None.

 Item 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibits
           The following exhibits are filed herewith:

           - Financial Data Schedule

      (b)  Reports on Form 8-K      None

 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Tessa Complete Health Care, Inc.


 Date:  August 17, 2000        s/s Robert Flippin
                               -------------------------
                               Robert Flippin, President
                               and Chief Executive Officer