Form 10QSB
period 2000-09-30
TESSA COMPLETE HEALTH CARE INC/GA
filed 2000-11-22
CIK 859919

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
                      ----------------------------------

                        QUARTERLY REPORT PURSUANT TO
         SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                          Commission File No. 0-21099
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

                          YES  [ X ]       NO  [   ]

 As of November 15, 2000 the Registrant had outstanding 19,624,594 shares of common stock $0.02 par value.

  Transitional small business disclosure form:   YES [ X ]      NO  [   ]

                       TESSA COMPLETE HEALTH CARE, INC.
                                FORM 10-QSB
                  FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                                    PART I

  Item 1.   Financial Statements.

       The following financial statements of Tessa Complete Health Care, Inc. (the "Company") are included herein and are unaudited, but in the opinion of management include all adjustments necessary for fair presentation of the Company's financial condition as of September 30, 2000 and results of operations and cash flows for the three months and nine months ended September 30, 1999 and September 30, 2000, respectively:

       (a)       Balance Sheets
       (b)       Statements of Operations
       (c)       Statements of Cash Flows
       (d)       Notes to Financial Statements

                       TESSA COMPLETE HEALTH CARE, INC.
                                BALANCE SHEETS
                                 (Unaudited)

                                   ASSETS
                                            December 31,       September 30,
                                                 1999               2000
                                             -----------         -----------
 Current Assets:
    Cash and cash equivalents               $          -        $    138,647
    Accounts receivable, net of allowances
      of $3,047,921                            3,109,051           3,296,865
                                             -----------         -----------
       Total current assets                    3,109,051           3,435,512

 Property and equipment, net                     687,437             532,985

 Deferred charges and other assets                72,915              46,987
                                             -----------         -----------
       Total assets                         $  3,869,403        $  4,015,484
                                             ===========         ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                            December 31,        September 30,
                                                1999                2000
                                             -----------         -----------
 Current liabilities:
    Notes payable                           $  1,379,620        $  1,323,838
    Current portion of long-term debt             39,681                   -
    Accounts payable                           1,187,828           1,203,091
    Accrued expenses                           1,924,377             611,306
    Related party payable                      2,663,458           2,772,458
    Stockholder loans payable                  3,085,018           2,041,430
                                             -----------         -----------
 Total current liabilities                    10,279,982           7,952,123

 Total long-term debt less current portion        94,344                   -
                                             -----------         -----------
       Total liabilities                      10,374,326           7,952,123
                                             -----------         -----------
 Stockholders' equity (deficit):
    Common stock: $0.02 par value;
      50,000,000 shares authorized;
      13,809,375 outstanding at
      December 31, 1999; 19,624,594
      outstanding at September, 2000             275,846            392,492
    Additional paid-in capital                 7,802,153         10,892,584
    Accumulated deficit                      (14,582,922)       (15,221,715)
                                             -----------        -----------
       Total stockholders' equity (deficit)   (6,504,923)        (3,936,639)
                                             -----------        -----------
       Total liabilities and stockholders'
         equity (deficit)                   $  3,869,403       $  4,015,484
                                             ===========        ===========

                         The accompanying notes are an
                       integral part of these statements.

                        TESSA COMPLETE HEALTH CARE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      For the three months ended       For the nine months ended
                                             September 30,                   September 30,
                                      ---------------------------     ---------------------------
                                          2000            1999            2000            1999
                                      -----------     -----------     -----------     -----------
 Revenues                            $  1,709,263    $  3,719,434    $  5,960,292    $ 10,689,585

 Operating expenses
    Caregiver comp. and benefits          706,805       1,533,006       2,384,516       4,966,605
    Other practice costs                   58,128         200,735         271,724         631,567
    Admin. Comp. and benefits             416,752         435,336       1,690,928       4,759,524
    Occupancy costs                       167,316         388,608         586,192       1,217,083
    Selling and administrative             58,152         641,150         206,532       1,917,809
    Depreciation and amortization          60,127         316,857         180,381         979,548
                                      -----------     -----------     -----------     -----------
  Total operating expenses              1,467,280       3,515,692       5,320,273      14,472,136

 Income (loss) from operations            241,983         203,742         640,019      (3,782,551)

 Other expense:
      Reserve - asset sale agreement            -       1,312,035               -       3,936,105
       Financing related charges          413,197         377,422       1,198,590       1,048,157
       Stock-based compensation                 -         206,250          80,222         618,750
                                      -----------     -----------     -----------     -----------
 Total other expenses                     413,197       1,895,707       1,278,812       5,603,012

 Net income (loss)                    $  (171,214)   $ (1,691,965)   $   (638,793)   $ (9,385,563)
                                       ==========     ===========     ===========     ===========
 Income (loss) per common share:
    Net income (loss)                 $     (0.01)   $      (0.13)   $      (0.04)   $      (0.75)
                                       ==========     ===========     ===========     ===========
  Weighted average number of
      common shares outstanding        18,046,447      13,080,962      16,087,825      12,545,651

                                              The accompanying notes are an
                                              integral part of these statements.

                        TESSA COMPLETE HEALTH CARE, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                      For the nine months ended
                                                            September 30,
                                                      -------------------------
                                                          2000        1999
                                                       ----------   ----------
 Cash flows from operating activities:
    Net Income                                        $  (638,793) $(9,385,563)
    Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation and amortization                      180,381      979,548
       Reserve in connection with A.R. purchase
         agreement                                              -    3,936,105
       Changes in current assets and liabilities:
          Increase (decrease) in accounts receivable     (187,814)           -
          Increase (decrease) in  Accounts payable
            and accrued liabilities                    (1,501,810)   3,665,852
                                                       ----------   ----------
       Net cash used in operating activities           (2,148,036)    (804,058)
                                                       ----------   ----------

 Cash flows from investing activities:
    Acquisition of equipment                                    -      163,867
    Cash outlay in connection with merger                (112,500)           -
                                                       ----------   ----------
       Net cash used in investing activities             (112,500)     163,867
                                                       ----------   ----------

 Cash flows from financing activities:
    Proceeds from accounts receivable
      purchase agreement                                        -      755,266
    Principal payments under loan agreements                    -            -
    Proceeds from sale of stock                         2,399,184    1,000,000
                                                       ----------   ----------
        Net cash provided by financing activities     $ 2,399,184  $ 1,755,266
                                                       ----------   ----------
 Net decrease in cash and cash equivalents            $   138,647  $ 1,115,075
 Cash and cash equivalents at beginning of period     $         -  $   855,563
                                                       ----------   ----------
 Cash and cash equivalents at end of period           $   138,647  $   259,512
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

           Private Placement

           During August of 2000, 1,564,320 shares of common stock were sold pursuant to the exercise of options to purchase common stock at an exercise price of $.3825.


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

  4.       Restructuring/Going Concern

           The Company's audited financial statements for the fiscal years ended December 31, 1999 and 1998 contained in the Company's Form 8-K dated March 24, 2000, and the accompanying unaudited interim financial statements for the three and nine month periods ended September 30, 2000 and 1999 were prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

           With regard to managerial changes, Tessa has undergone changes which have resulted in the resignations of Dr. Thomas Bolera as Chief Executive Officer, Dr. Kim Christensen as an Officer and Director, David Russell as Chief Financial Officer, Dr. Vaughn Dabbs as Director and Dr. Dayna Bolla as Director. In connection with the above resignations, Robert Flippin was appointed President, Chief Executive Officer, and a Director of Tessa. Robert Verhey and Dr. Mark Newman were appointed as Directors during the second quarter of fiscal 2000 and Judith Krueger was appointed during the third quarter of fiscal 2000.

          With respect to financial restructurings, the Company has undertaken and executed plans initiated during the first quarter of fiscal 2000 which have included: 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company; and 4) raising capital through the sale of common stock. The Company and a potential new funding entity for the Company have also entered into negotiations with Litchfield Financial Corporation ("Litchfield"), the source of the Company's funding that is advanced against accounts receivable, to purchase Tessa-related accounts receivables from Litchfield. Although the negotiations regarding the accounts receivable are proceeding under the assumption that a discount would be applied which could reduce Tessa's obligations, as of November 1, 2000 Litchfield has elected to stop further funding to the Company which has severely impaired the Company's abilities to fund operations. If the above negotiations with Litchfield proceed positively, the Company does believe that it will be able to resume funding of operations while the Company continues its efforts in restructuring all areas of the Company. See Liquidity and Capital Resource under the Management and Discussion Section contained elsewhere herein.

           For operations, the Company has started a restructuring process that has included: 1) the combination of geographically related clinics;
 2) the elimination and separation of some clinics which provided inconsequential or negative cash flow; 3) the introduction of an incentive plan to optimize clinic profitability; and 4) the creation of new revenue streams from alternative operations such as the expansion into Las Vegas, Nevada. See Changes in Securities under Part II Other Information contained elsewhere herein. There has also been opportunities which have not been acted upon due to the Company's decision or inability to exercise purchase options on some clinics, however the Company believes that it is in the process of generating sufficient revenue options in addition to having plans in place to help address cash flow issues that may arise in the near term.

           There can be no assurances that the Company's above-mentioned plans will generate profits in the near future, or at all. The Company's success is dependent upon, amongst other things, its ability to successfully obtain a new funding source with parameters that would allow for cash availability, to develop profitable clinics and clinical programs with existing clinics, and to acquire additional profitable practices/clinics. To accomplish these goals, Tessa may require additional equity and/or debt financing and its absence may require additional consolidation. There is no assurance that the Company will be able to continue to operate if additional acquisitions and corresponding revenues cannot be generated. See Liquidity and Capital Resources under the Management Discussion and Analysis section contained elsewhere herein.

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

       The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three and nine month periods ended September 30 , 2000 and 1999.

  Restructuring/Going Concern

            The Company's audited financial statements for the fiscal years ended December 31, 1999 and 1998 contained in the Company's Form 8-K dated March 24, 2000 and the accompanying unaudited interim financial statements for the three and nine month periods ended September 30, 2000 and 1999 were prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

           With regard to managerial changes, Tessa has undergone changes which have resulted in the resignations of Dr. Thomas Bolera as Chief Executive Officer, Dr. Kim Christensen as an Officer and Director, David Russell as Chief Financial Officer, Dr. Vaughn Dabbs as Director and Dr. Dayna Bolla as Director. In connection with the above resignations, Robert Flippin was appointed President, Chief Executive Officer, and a Director of Tessa. Robert Verhey and Dr. Mark Newman were appointed as Directors during the second quarter of fiscal 2000 and Judith Krueger was appointed during the third quarter of fiscal 2000.

          With respect to financial restructurings, the Company has undertaken and executed plans initiated during the first quarter of fiscal 2000 which have included: 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company; and 4) raising capital through the sale of common stock. The Company and a potentially new funding source for the Company have also entered into negotiations with Litchfield Financial Corporation ("Litchfield"), the source of the Company's funding that is advanced against accounts receivable, to purchase Tessa-related accounts receivable portfolio from Litchfield. Although the negotiations regarding the accounts receivable are proceeding under the assumption that a discount would be applied which could reduce Tessa's obligations, as of November 1, 2000 Litchfield has elected to stop further funding to the Company which has severely impaired the Company's abilities to fund operations. If the above negotiations with Litchfield proceed positively, the Company does believe that it will be able to resume funding of operations while the Company continues its efforts in restructuring all areas of the Company. See Liquidity and Capital Resource under the Management and Discussion Section contained elsewhere herein.

           For operations, the Company has started a restructuring process that has included: 1) the combination of geographically related clinics;
 2) the elimination and separation of some clinics which provided inconsequential or negative cash flow; 3) the introduction of an incentive plan to optimize clinic profitability; and 4) the creation of new revenue streams from alternative operations such as the expansion into Las Vegas, Nevada. See Changes in Securities under Part II Other Information contained elsewhere herein. There has also been opportunities which have not been acted upon due to the Company's decision or inability to exercise purchase options on some clinics, however the Company believes that it is in the process of generating sufficient revenue options in addition to having plans in place to help address cash flow issues that may arise in the near term.

           There can be no assurances that the Company's above-mentioned plans will generate profits in the near future, or at all. The Company's success is dependent upon, amongst other things, its ability to successfully obtain a new funding source with parameters that would allow for cash availability, to develop profitable clinics and clinical programs with existing clinics, and to acquire additional profitable practices/clinics. To accomplish these goals, Tessa may require additional equity and/or debt financing and its absence may require additional consolidation. There is no assurance that the Company will be able to continue to operate if additional acquisitions and corresponding revenues cannot be generated. See Liquidity and Capital Resources under the Management Discussion and Analysis section contained elsewhere herein.

  Results of Operations

       Comparison of Results of Operations for the three and nine months ended September 30, 2000 and 1999.

       Revenues decreased by $2,010,171 to $1,709,263 for the quarter ended September 30, 2000 versus $3,719,434 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, revenues decreased by $4,729,293 to $5,960,292 versus $10,689,585 for the nine months ended
 September 30, 1999. The Company attributes the 54% and 44.2% decreases in revenue primarily to the restructuring efforts the company has initiated in order to maximize profitability efforts at the expense of expansion and the elimination of certain clinics that have separated from the Company at the direction of the Company and/or due to clinics departing due to the difficulties the Company experienced in integrating clinics.

       Operating expenses (hereinafter operating expenses shall be exclusive of depreciation and amortization) decreased by $1,791,682 for the quarter ended September 30, 2000 to $1,407,153 versus $3,198,835 for the prior year's comparative quarter. As a percentage of revenue, operating expenses were 82.3% for the quarter ended September 30, 2000 versus 86% for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, operating expenses decreased by $8,352,696 to $5,139,892 as compared to 13,492,588 for the prior year's nine month period. The above decreases are primarily due to the Company's efforts to reduce expenses by centralizing corporate functions which allowed the Company to eliminate certain corporate duplications, the reduction of overhead due to the separation of certain clinics, and the reduction of expenses that were attributed to the substantial expansion efforts that were initiated during fiscal 1998 and continued into fiscal 1999.

       Amortization and depreciation expense decreased from $316,857 for the quarter ended September 30, 1999 to $60,127 for the quarter ended September 30, 2000. For the nine months ended September 30, 1999 and 2000, amortization and depreciation decreased from $979,548 to $180,381. The decrease is primarily attributable to the elimination of amortization expense associated with goodwill that was fully written off at the end of fiscal 1999 as these assets were deemed to have been permanently impaired due to the separation of certain previously acquired clinics.

       Financing related charges increased from $377,422 for the quarter ended September 30, 1999 to $413,197 for the prior year's quarter. For the nine month period ended September 30, 1999 and 2000, finance related charges increased from 1,048,157 to 1,198,590. The increase in financing related charges is primarily a result of increased advances by DynaCorp and Litchfield and the increase in the advance rate due to increases in the prime lending rate. See Liquidity and Capital Resource under the Management and Discussion Section contained elsewhere herein.

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

       As a result of the foregoing factors, the Company reported a net loss of $171,214 for the quarter ended September 30, 2000 versus a net loss of $1,691,95 for the prior year's comparative quarter. For the nine month period ended September 30, 2000, the Company reported a net loss of $638,793 versus a net loss of $9,385,563 the prior year's comparative nine month period. The Company reported a net loss per share of $.01 the quarter ended September 30, 2000 versus a net loss per share of $.13 for the quarter ended September 30, 1999. For the nine month period ended September 30, 2000, the Company reported a net loss per share of $.04 versus a net loss of $.75 for the prior year's comparative period.

   Liquidity and Capital Resources

       Cash flow from operations was a negative $2,148,036 for the nine months ended September 30, 2000, as compared to a negative $804,058 for the prior year's comparative period. The Company financed the negative cash flows through the sale of equity during the first three quarters of fiscal 2000 and primarily through the increased in amounts advanced by DynaCorp and Litchfield in connection with accounts receivable purchases during the prior year's nine month period.

       During November 1998, the Company entered into an Accounts Receivable Purchase Agreement ("Purchase Agreement") with DynaCorp Financial Strategies, Inc. ("DynaCorp"). The Purchase Agreement provides for Tessa agreeing to sell and assign to DynaCorp Tessa's right, title and interest in accounts receivable proposed by Tessa. Upon the purchase of the proposed accounts receivable, DynaCorp agreed to advance Tessa an amount up to 60% of the net collectible value of proposed accounts receivables. The original amount of advances per the Purchase Agreement was originally up to $5 million, and was subsequently increased to $8.5 million during fiscal 1999. In the event that Dynacorp collects an amount less than the amounts advanced by DynaCorp, the Company is responsible to make up any difference between the amount collected and the amount due. To secure the collection of the receivables, DynaCorp has been provided security interest in all assets of the Company. Conversely, in the event that DynaCorp collects an excess of the amounts advanced by DynaCorp against the proposed accounts receivable, DynaCorp is to return the excess amount back to Tessa.

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

       For the quarter ended September 30, 2000, charges under the Accounts Receivable Purchase Agreement amounted to $413,197 as compared to the same period in 1999, when charges with DynaCorp were 377,422, representing an increase of $35,775.

       During the quarter ended September 30, 2000, the Company's above mentioned Purchase Agreement with Dynacorp was acquired by Litchfield Financial Corporation ("Litchfield"). The Company and a potential new funding entity for the Company have also entered into negotiations with Litchfield Financial Corporation ("Litchfield"), the source of the Company's funding that is advanced against accounts receivable, to purchase Tessa-related accounts receivable portfolio from Litchfield. Although the negotiations regarding the accounts receivable are proceeding under the assumption that a discount would be applied which could reduce Tessa's obligations, as of November 1, 2000 Litchfield has elected to stop funding to the Company which has severely impaired the Company's abilities to fund operations. If the above negotiations with Litchfield proceed positively, the Company does believe that it will be able to resume funding of operations while the Company continues its efforts in restructuring all areas of the Company.

       Management has recognized the Company's need to raise additional capital for working capital purposes, as well as to eliminate the existing debt. In response, the Company has initiated plans during the first three quarters of fiscal 2000 which have included: i) the conversion of debt to equity; ii) the conversion of debt to payment plans; iii) settlements of debt in exchange for heavily discounted lump sum payments by the Company; and iv) raising capital through the sale of common stock. During January and February 2000, the Company completed a private placement of its common stock pursuant to Regulation D, Rule 504 promulgated under the Securities Act of 1933, as amended, under which it issued 1 million shares at a price of $1.00 per share. In addition, during the second quarter of fiscal 2000, the Company completed a private placement of its common stock pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933, as amended, under which it issued 500,000 shares at a price of $.40 per share. During the third quarter, 1,564,320 shares of common stock were sold pursuant to the exercise of options to purchase common stock at an exercise price of .3825.

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

       In addition to the above obligations, the Company owes approximately $2.1 million to practitioners and past management of the Company related to amounts due under acquisition and/or employment agreements and from amounts advanced by practitioners for expenses related to operating clinics. The Company is reviewing certain of these agreements and related liabilities, and is in negotiations to attempt to convert all or portions of the above mentioned amount to equity and/or long-term debt.

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

      The Company has been named as a defendant in the matter of Comasa v. Tessa Complete Health Care, Inc., in the United States District Court for the Eastern District of New York, Case No. CV005085, the Complaint of which alleges breach of promissory note. The Company is defending against this claim.

      The Company has been named as a defendant in the matter of Gonzalez v. Tessa Complete Health Care, Inc., et al. in the United States District Court for the Disctrict of Oregon, Case No. CV001320AS, the Complaint of which alleges wage, contract and employment claims. The Company is defending against these claims.

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

  Item 2.   Changes in Securities.

       During the third quarter of 2000, 1,564,320 shares of common stock were sold pursuant to the exercise of options to purchase common stock at an exercise price of .3825. In addition, the Company completed the acquisition of a Las Vegas, Nevada clinic which included: 1) accounts receivable of $212,539; 2) equipment; and supplies totaling $115,541; and 3) rent subsidization of $24,715; in exchange for 940,787 shares of the Company's common stock.

  Item 3.   Defaults Upon Senior Securities.

       Other than as set forth elsewhere herein, there has been no material default with respect to any indebtedness of the Company required to be disclosed pursuant to this item.

  Item 4.   Submission of Matters to a Vote of Security Holders.

       There have been no matters submitted to a vote of security holders during the quarter ended September 30, 2000.

  Item 5.   Other Information.  None.

  Item 6.   Exhibits and Reports on Form 8-K

       (a)  Exhibits

            The following exhibits are filed herewith:

            10.1 Member Interest Purchase Agreement of September 12, 2000, effective as of June 30, 2000 Advanced Medical Management, Inc., and Tessa Complete Health Care, Inc.

            27    Financial Data Schedule

       (b)  Reports on Form 8-K      None

  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Tessa Complete Health Care, Inc.


  Date:  November 21, 2000      s/s Robert Flippin
                                -------------------------
                                Robert Flippin, President
                                and Chief Executive Officer