Form 10KSB
period 2000-12-31
TESSA COMPLETE HEALTH CARE INC/GA
filed 2001-04-18
CIK 859919

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-KSB

  [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

  [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                         Commission File No. 0-21099

                       TESSA COMPLETE HEALTH CARE, INC.
                       (Name of issuer in its charter)

                 Georgia                                     58-0975098
      (State or other jurisdiction                         (I.R.S Employer
    of incorporation or organization)                  Identification Number)

          35 Fulford Ave., Bel Air, Maryland 21014, (410) 893-0134 (Address and telephone number of principal corporate offices)

 Securities registered pursuant to Section 12(b) of the Exchange Act: None

 Securities registered to Section 12(g) of the Exchange Act: Common Stock, $.02 par value;

 Check whether the  issuer: (1)  filed all reports  required to  be  filed by
 Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such period that the Registrant was required to file such reports); and
 (2) has been subject to such filing requirements for the past 90 days.
                      Yes [ X ]     No [   ]

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

 The Registrant's revenues for the fiscal year ended December 31, 2000 totaled $5,960,292

 As of April 12, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for this purpose that only directors, officers, and stockholders holding 5% or more of the Common Stock, of the Registrant are affiliates of the Registrant), based on the average of the closing bid and asked prices on that date, was approximately $ 1,891,902

 As of April 12, 2001, there were 32,539,364 shares of Common Stock outstanding.


 Documents incorporated by reference: None


                             INDEX TO FORM 10-KSB
                                      OF
                       TESSA COMPLETE HEALTH CARE, INC.



                                    PART I

 ITEM 1.        DESCRIPTION OF BUSINESS

 ITEM 2.        DESCRIPTION OF PROPERTY

 ITEM 3.        LEGAL PROCEEDINGS

 ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                   PART II

 ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

 ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

 ITEM 7.        FINANCIAL STATEMENTS

 ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE



                                   PART III

 ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE
                  EXCHANGE ACT

 ITEM 10.       EXECUTIVE COMPENSATION

 ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

 ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 ITEM 13.       EXHIBITS, LISTS AND REPORT ON FORM 8-K





 PART I.

 Item 1.   DESCRIPTION OF BUSINESS

 The Business and History

      Tessa Complete Health Care, Inc. ("Tessa" and the "Company") was incorporated in August of 1997 in the State of Delaware and is a physician practice management company providing comprehensive management services under administrative relationships to multi-specialty rehabilitative care clinics. These clinics have provided medical, physical therapy, chiropractic, neurological, and other rehabilitative health care services to patients.

      During February of 1998, the Company effected a business combination whereby all outstanding shares of the Company's Common Stock were acquired by Structofab, Inc. ("Structofab") in exchange for an equal amount of Structofab's Common Stock. As a result of the transaction, Tessa became the wholly-owned subsidiary of Structofab. The former stockholders of Tessa, however, received shares representing in excess of 90% of Structofab's common stock, thereby effecting a change in control of Structofab. The business combination was accounted for as a reverse acquisition. Under the accounting rules for reverse acquisition, Tessa was thereafter considered to be the accounting acquirer. Thereafter, Tessa became a publicly held company whose Common Stock was traded on the OTC Bulletin Board under the symbol "TSSA".

      Tessa  provides  physician  practice  management  services  to   multi-
 specialty clinics that concentrate on conservative, non-invasive rehabilitative care. The Company's services include clinic and regional development through implementation of the multi-specialty concept, marketing, payor contracting, and business, financial, administrative, and clinical information management.

      The multi-specialty concept incorporates the idea of housing complementary medical and therapeutic specialties within the same clinic and, through case management by a medical doctor, the ability to prescribe these services in accordance with the unique needs of each patient. The broad spectrum of rehabilitative care offered by the Company's clinics includes physical medicine, and chiropractic care, coupled with physical and occupational therapy, neuro-diagnostic testing, and chronic pain management. The Company believes that the multi-specialty model serves to benefit the patient through the provision of superior treatment and consistent case monitoring and benefits its medical practitioners by increasing revenues through the provision of multiple services at a single, multi-specialty clinic and increasing patient volumes through the Company's ability to procure managed care and other contracts.

      In fiscal 1998, the Company began an expansion program which focused on the acquisition of the assets (ex. accounts receivable, equipment, goodwill etc.) of chiropractic and medical clinics. Thereafter the Company entered into managerial relationships with companies ("Medical Corporations") which employed health care providers such as chiropractors, medical doctors, and physical therapists located in the states where the Company had management service organizations incorporated. The management service corporations were established in states in order to provide business type services in exchange for payment from the revenue generated by the health care providers consisting of Chiropractors, Medical Doctors, and physical therapists working for the aforementioned Medical Corporations. The asset acquisition process continued into fiscal 1999 whereas the Company increased the number of clinics it provided business services to from 8 to 33.

      During the first quarter of fiscal 2000 and pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") between Zaba
 International, Inc. ("Zaba"), a Colorado corporation, and Tessa, all outstanding shares of common stock of Zaba were exchanged for 225,000 shares of common stock of Tessa and $112,500 in cash in a transaction in which Tessa was the surviving company.

      Prior to the merger, Zaba had 2,407,166 shares of common stock outstanding. Such shares were exchanged for 225,000 shares of common stock of Tessa and cash consideration of $112,500. By virtue of the merger, Tessa acquired 100% of the issued and outstanding common stock of Zaba. Prior to the effectiveness of the Merger, Tessa had an aggregate of 13,986,709 shares of common stock issued and outstanding.

      Tessa had been a non-reporting, publicly-traded company with a portion of its issued and outstanding common stock exempt from registration under the Securities Act of 1933, as amended, pursuant to Rules 504 of Regulation D, Rule 144 and Rule 701 of the General Rules and Regulations of the Securities and Exchange Commission. As a result of the merger, Tessa became a reporting company under the Securities Exchange Act of 1934. The NASD has implemented a change in its rules requiring all companies trading securities on the OTC Bulletin Board to become reporting companies under the Securities Exchange Act of 1934, as amended.

 The Industry

      The rehabilitative care market in the United States is significant and growing. According to the American Academy of Orthopaedic Surgeons, the market size associated with the delivery of musculoskeletal care, of which rehabilitative care is a component, is expanding. Current expenditures are estimated to be more than $90 billion annually. The increase in the Company's target market can be attributed to various factors, including increasingly active lifestyles that have resulted in the growth of sports medicine and the overall aging of the population.

 Principal Services

      Tessa  provides  physician  practice  management  services  to   multi-
 specialty clinics that concentrate on conservative, non-invasive rehabilitative care. The Company's services include clinic and regional development through implementation of the multi-specialty concept, marketing, payor contracting, and business, financial, administrative, and clinical information management.

      Services provided through the health care providers operating under the Medical Operations are valuation and management of patients, treatment of muscular skeletal disorders with Chiropractic, passive physical therapy modalities and active rehabilitative exercise. In addition, each facility has and will under the health club model provide diagnostic testing in the form of radiographic evaluation and computerized range motion and muscle testing.

 Marketing

      Tessa markets the services provided by the clinics with which it business relationships with to a variety of parties that are connected to or have contact with the different payors that comprise the revenue base of the clinics revenues: management contracts, managed care organizations, lawyers that represent personal injury patients, physician groups with which the Company may have informal cross-referral arrangements, union and trade groups, self-insured groups, and local industry. The Company also conducts direct marketing through various media (ex. telemarketing, mailings, Yellow Pages advertising) to self-payors.

 Customers

      The clinics with which the Company has had management relationships with during the past several years derived revenue from a broad mix of payors. The initial relationship with a patient can be derived directly with a patient or by the patient being in a health plan which the health care provider may have participated in. However, in most cases, the majority of payment received is from third party payors such as: 1) Manged Care Payors; 2) Worker's Compensation programs; 3) Personal injury re-imbursement from attorneys and/or insurance companies; and other government sponsored programs such as Medicare and Medicaid.

 Competition

      Although Tessa has experienced limited competition as defined under the multi-specialty strategy versus other similar type entities, and believes that it will confront limited competition as the Company shifts to providing health care services under the health club model, there is still the competition from individual and multi-practitioner facilities that the Company will have to compete with in providing patient services. The Company believes that it can obtain an advantage through the health club model by providing preventive and rehabilitative services in an environment where: 1) there is a patient base that is conscious of health related matters; 2) it is at the point at which numerous health related issues may arise; and 3) it is able to utilize club facilities and rehabilitative equipment within health club facilities.

 Backlog

      Not applicable.

 Employees

      During the fourth quarter, all employees except for the Company's CEO had been laid off due to the Company's inability to obtain financing and the resulting suspension of operations. The Company believes that most of the terminated employees have been re-hired by health care providers that were previously employed by the Medical Corporations that Tessa had been providing business services to, and have since separated from the aforementioned Medical Corporations.

 Government Regulation

      The healthcare industry is highly regulated and is undergoing significant change as third-party payors, such as Medicare and Medicaid, traditional indemnity insurers, managed care organizations and other private payors increase efforts to control cost, utilization, and delivery of healthcare services. Legislation is continuously being proposed or enacted at the federal, state, and local levels to regulate healthcare delivery in general and physician services in particular. Providers of physician services, chiropractic services, physical therapy services and other Medicare and Medicaid covered services are subject to federal and state laws governing illegal payments for patient referrals for items or services reimbursed by Medicare and Medicaid. In addition, professionals are subject to varying state laws governing self-referral. Finally, entities which acquire professional practices are subject to laws restricting the corporate practice of medicine, professional fee splitting statutes, and laws and regulations concerning proper billing to third party payors.

      As recently as fiscal 1999, the Company maintained a compliance department and outside counsel to address matters of governmental regulation. However due to restructurings and the eventual suspension of operations during the latter part of fiscal 2000, the Company no longer retains a separate compliance department. If and when the Company re-starts operations during fiscal 2001, the Company does plan to work closely within governmental guidelines and further believes that by initially focusing on specific services areas (rehabilitative) and geographical regions (ex. health clubs with specific markets such as Maryland), that it will be easier to maximize efficiencies of specific health services instead of attempting to cover the broader breadth of services and territories it has covered in the past.

 Environmental Protection Compliance

      The Company has no knowledge of any federal, state or local environmental compliance regulations which affect its business activities. The Company has not expended any capital to comply with environmental protection statutes, and does not anticipate that such expenditures will be necessary in the future.

 ITEM 2.   DESCRIPTION OF PROPERTY

      Due to the suspension of operations, the change of management, and a change in strategy for proceeding forward, the Company has closed corporate locations in California, Illinois, Ohio and Oregon. The Company now operates within a Chiropractic and Rehabilitative clinic located in Bel Air, Maryland. Also, functions that were being maintained by multiple locations have either been consolidated or outsourced in order to reduce costs.

      As to lease agreements that the Company may be a party to involving clinics, the Company is negotiating with practitioners that had been employed by the Medical Corporations the Company was providing business services to in order to assume the leases in their re-acquisition of clinic assets.

 ITEM 3.   LEGAL PROCEEDINGS

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

      The Company has been named as a defendant in the matter of Jack Schmitz
 v. Tessa Complete Health Care, Inc., et al., in the Superior Court for the County of San Bernardino, State of California, Case No. RCV 044995, the Complaint of which alleges wage claims and breach of an employment contract. During the first quarter of fiscal 2001, the Company reached a settlement with the plaintiff which will result in the Company's dismissal from the case.

      The Company has been named as a defendant in the matter of American Express Business Finance Corporation v. Tessa Complete Health Care, Inc., et al., in the Superior Court for the County of Orange, State of California, Case No. 00CC11352, the Complaint of which alleges breach of an equipment lease and related claims. Judgment was entered in the amount of $29,831.98.

      The Company has been named as a defendant in the matter of  Christensen
 v. Tessa Complete Health Care, Inc., et al. in the Superior Court for the County of Clark, State of Washington, Case No. 01-2-00625-1, the Complaint of which alleges breach of employment contract and related claims. The Company is defending against this claim.

      The Company has been named as a defendant in the matter of Fryer v. Tessa Complete Health Care, Inc., et al. in the Court of Common Please for the County of Hamilton, State of Ohio, Case No. A00005007, the Complaint of which alleges breach of employment contract. The Company is defending against this claim.

      The Company has been named as a defendant in the matter of Comasa Associates, Ltd. v. Tessa Complete Health Care, Inc. in the United States District Court for the Eastern District of New York, Case No. CV 00 5085, the Complaint of which alleges breach of a promissory note. During the first quarter of fiscal 2001, the Company reached a settlement with the plaintiff which will result in the Company's dismissal from the case.

      The Company has been named as a defendant in the matter of Gorman v. Tessa Complete Health Care, Inc., et al. in the Circuit Court for the County of Multnomah, State of Oregon, Case No. 0012-13096, the Complaint of which alleges breach of employment contract and related claims. The Company is defending against these claims.

      The Company has been named as a defendant in the matter of Gonzalez-Wiley v. Tessa Complete Health Care, Inc., et al. in the United States District Court for the District of Oregon, Case No. CV00-1320AS, the Complaint of which alleges breach of employment contract and related claims. The Company is defending against these claims.

      The Company has been named as a defendant in the matter of Simons v. Tessa Complete Health Care, Inc., et al. in the United States District Court, Eastern District of Kentucky at Covington, Case No. 99-207, the Complaint of which alleges breach of contract and related claims. A Cross-Complaint has been filed against the Company by Litchfield Financial
 Corporation, one of the defendants in the case. The Company is defending against these claims.

      The Company has been named as a defendant in the matter of Collier v. Tessa Complete Health Care, Inc., et al. in the United States District Court, District of Oregon, Case No. CV 00 1794 KI, the Complaint of which arises out of a judgment previously obtained by the plaintiff against Spine & Rehabilitation Centers of Oregon, P.C., a Medical Corporation, for breach of an employment contract. The Company was not a party to the previous litigation matter. Spine & Rehabilitation Centers of Oregon, P.C. is a Medical Corporation and is not owned in whole or in part by the Company or any of its subsidiaries. The Company previously provided management services to the corporation.

      The Company has been named as a defendant in the matter of Thelander v. Tessa Complete Health Care, Inc., et al. in the United States District Court, District of Oregon, Case No. CV 00 1793 ST, the Complaint of which arises out of a judgment previously obtained by the plaintiff against Spine & Rehabilitation Centers of Oregon, P.C., a Medical Corporation for breach of an employment contract. The Company was not a party to the previous litigation matter. Spine & Rehabilitation Centers of Oregon, P.C. is a Medical Corporation and is not owned in whole or in part by the Company or any of its subsidiaries. The Company previously provided management services to the corporation.

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

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           During the year ended December 31, 2000, the following matters were proposed and approved at a shareholder meeting for the Company held on March 16, 2000:

      1.        The  Agreement  and   Plan  of  Merger   providing  for   the
                acquisition of all of the issued and outstanding common shares of Zaba International, Inc.

      2. An amendment to the Articles of Incorporation adding Paragraph 9 which authorizes the holders of a majority of the Company's issued and outstanding shares to undertake shareholder action by consent.

      3. A Stock Option Plan with reservation of an aggregate of 1,500,000 shares of the Company's common stock for issuance thereunder.



 PART II


 ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS


 PERIOD OF QUOTATION                   COMMON STOCK
                              BID                           ASKED
                     --------------------           ----------------------
                     HIGH           LOW             HIGH           LOW
                     ----           ---             ----           ---
 FISCAL 1999
 -----------
 FIRST QUARTER       2-3/4            7/8           3-1/16           7/8
 SECOND QUARTER      4-7/8            3/4           6-1/4          1
 THIRD QUARTER       4-1/16         2-1/8           4-11/16        2-3/8
 FOURTH QUARTER      3-7/16         1-3/4           4-1/4          1-7/8

 FISCAL 2000
 -----------
 FIRST QUARTER       2-3/4          1-1/4           3              1-3/8
 SECOND QUARTER      1-1/4           37/100         1-37/100        43/100
 THIRD QUARTER        59/100          7/25            39/50         31/100
 FOURTH QUARTER       31/100          1/20            9/20           3/50



 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Overview

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

      The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the fiscal years ended December 31, 2000 and 1999.

   Restructuring/Going Concern

      The Company's audited financial statements for the fiscal years ended December 31, 2000 and 1999 have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. In addition, due to the separation of the Company's relationship with certain Medical Corporations it had been providing managerial services to due to the elimination of operational funding from an Accounts Receivable Purchase Agreement (See Note 5 - Notes Payable - Medical Corporations contained elsewhere herein) for the Medical Corporations, the Company temporarily ceased operations during the fourth quarter of fiscal 2000. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company attributes much of the above mentioned losses and the resulting capital deficiency to integration difficulties the Company encountered during an expansion plan during fiscals 1998 and 1999 which increased the number of asset acquisitions at clinics from 8 to 33, and increased revenues from $2.1 million to $22 million for the fiscal years 1997 through 1999. To help address the above issues, the Company initiated managerial, financial, and operational restructurings during fiscal 2000 that have continued into fiscal 2001. In addition, the Company has shifted its business strategy from one of expansion through the acquisition of pre-existing multi-disciplinary practices to a strategy which involves the Company renting space within high profile health clubs and initiating rehabilitative type clinics within such clubs.

      With regard to managerial changes, during fiscal 2000 Tessa has undergone changes which have resulted in the resignations of Dr. Thomas Bolera as Chief Executive Officer, Dr. Kim Christensen as an Officer and Director, David Russell as Chief Financial Officer, Dr. Vaughn Dabbs as Director and Dr. Dayna Bolla as Director. In connection with the above resignations, Robert Flippin was appointed President, Chief Executive Officer, Chief Financial Officer, and a Director of Tessa. Robert Vener and Dr. Mark Newman were also appointed as Directors of Tessa during the second quarter of fiscal 2000. Mr. Vener resigned as a Director during the third quarter of fiscal 2000. During the third and fourth quarters of fiscal 2000, Robert Verhey and Judith Krueger were appointed as Directors, respectively.

      Managerial restructurings have continued into the first quarter of fiscal 2001 in that Mr. Flippin resigned and Dr. Brian Regan has been appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, and as a Director. In addition, there have been other changes during the first quarter of fiscal 2001 to the Company's Board of Directors in that Norman Perry was added as a Director whereas Mr. Verhey and Ms. Krueger resigned as Directors.

      As to financial restructurings, the Company has undertaken and executed plans which were initiated in fiscal 2000 and have continued into fiscal 2001 which have included: 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; and 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company. Although most of the debt negotiations remained unresolved at the close of fiscal 2000, the Company has reached agreement in fiscal 2001 such that debt in excess of $1.5 million dollars will be eliminated upon exchange for payments of approximately $68,000.

      During the first three quarters of fiscal 2000, the Company initiated an operational restructuring which included: 1) the combination of geographically related clinics; 2) the elimination and separation of some clinics which provided inconsequential or negative cash flow; and 3) the introduction of an incentive plan to optimize clinic profitability. Although the Company was able to substantially improve upon operational results as compared to fiscal 1999, it was unable to obtain a level of cash flow to meet general corporate overhead and past obligations and such deficiency resulted in the termination of its relationships with the Medical Corporations and the resulting elimination of revenue the Company received from managerial services provided to the Medical Corporations.

      As stated above, the Company has shifted its strategy from growth through the acquisition of assets from pre-existing clinics to establishing clinics within high-profile health clubs. This change was initiated primarily due to the difficulties the Company experienced in integrating pre-existing clinics and management practices with clinics that had primarily been acting independently for a substantial period of time. In addition, because of liquidity disruptions the Company experienced in revenue from its business relationship with the above mentioned clinics, the Company experienced difficulties in generating enough revenue to cover the corporate overhead that was needed to manage the coast to coast coverage of clinics the Company was providing services to. By changing its focus to the health club setting in specific geographic regions, the Company believes that it can initially operate with a much reduced level of corporate and operational overhead. The Company believes that by aligning itself with the health club market, it is provided with a built-in database of potential patients (club members) which the Company may have had to outlay substantial cash and stock for in the past with its roll-up acquisition strategy. In addition, it is also aligning itself with the relatively high growth market of sports and rehabilitative medicine versus the multi-disciplinary market the Company had experienced limited growth from in the past.

      There are no assurances that the Company's above-mentioned plans will generate profits or that the Company will be able to restructure debt and cover overhead within a manageable range relative to profitability and/or the acquisition of debt/equity financing. The Company's success is dependent upon its ability to develop profitable clinics and clinical programs, such as the exercise facility clinics as discussed above. To accomplish these goals, Tessa will/may require additional equity and/or debt financing and its absence could further hinder the Company's ability to proceed.

   Results of Operations

      Comparison  of   Results  of   Operations  for  the fiscal years  ended
 December 31, 2000 and 1999.

      Revenues decreased by $8,675,263 to $5,960,292 for the fiscal year ended December 31, 2000 versus $14,635,555 for the fiscal year ended December 31, 1999. The Company attributes the 59.3% decrease in revenue primarily to the elimination of management services throughout fiscal 2000 which the Company was providing to the Medical Corporations as a result of the separation of health care providers and/or due to the inability of the medical corporations to obtain financing upon the termination of the accounts receivable purchase agreement between the aforementioned medical corporations and Litchfield Financial Corporation ("Litchfield). See Liquidity and Capital Resources under the Management Discussion and Analysis section contained elsewhere herein.

      Operating expenses (hereinafter operating expenses shall be exclusive of depreciation and amortization) decreased by $13,576,824 to $5,805,292 for the fiscal year ended December 31, 2000 versus $19,382,116 for the prior year's comparative period. Although the Company ceased operations during the fourth quarter and laid off all but one employee, most of the operating expense decrease is due to the Company's efforts to reduce expenses by centralizing corporate functions which allowed the Company to eliminate certain corporate duplications, the reduction of overhead due to the separation of certain clinics, and the reduction of expenses that were attributed to the substantial expansion efforts that were initiated during fiscal 1998 and continued into fiscal 1999.

      Amortization and depreciation expense decreased from $1,342,174 for the fiscal year ended December 31, 1999 to $201,475 for the year ended December 31, 2000. The decrease is primarily attributable to the elimination of amortization expense associated with goodwill that was fully written off at the end of fiscal 1999 as these assets were deemed to have been permanently impaired due to the separation of certain previously acquired clinics.

      Financing related charges decreased by $356,387 to $1,198,590 for the fiscal year ended December 31, 2000 from $1,554,977 for the prior year's comparative period. The finance charges were attributed to the accounts receivable purchase agreement between Litchfield and the Medical Corporations the Company had been providing managerial services for. Upon the termination of the Purchase Agreement during the fourth quarter of fiscal 2000, and the resulting separation of the Company and the Medical Corporations, financing related charges were no longer recognized by the Company. Thus finance related charges were recognized for all four quarters of fiscal 1999 whereas the charges were eliminated from reporting during the last quarter of fiscal 2000. See Liquidity and Capital Resource under the Management and Discussion Section contained elsewhere herein.

      In addition, the Company also recognized additional expenses of $5,713,429 for restructuring charges, $148,972 for stock based compensation, and $470,394 due to the write-down of the acquisition of a Las Vegas which was closed during the fourth quarter due to the financial disruptions of the Company. The restructuring charges consisted primarily of the elimination of any accounts receivable upon the separation and termination of the Company's relationship with the medical corporations that had generated accounts receivable from health related services and the write-down of all remaining equipment due to the separation of the health care providers and the Company's inability to obtain control over the assets through cost effective methods.

      As a result of the foregoing factors, the Company reported a net loss of $7,107,466 for the fiscal year ended December 31, 2000 versus a net loss of $16,073,358 for the prior year's comparative period. The Company reported a net loss per share of $.42 for the fiscal year ended December 31, 2000 versus $1.23 for the fiscal year ended December 31, 1999.

    Liquidity and Capital Resources

      Cash flow from operations was a negative $2,312,747for the fiscal year ended December 31, 2000 versus a negative $5,597,744 for the prior year's comparative period. The Company financed the negative cash flows through the sale of equity throughout fiscal 2000.

      Throughout fiscal 1999 and 2000, the Company has been dependent upon funding as related to therelationship it has had with Medical Corporations it had been providing business related services to in exchange for fees. The aforementioned Medical Corporations had financially been dependent upon advances it would receive from a Healthcare Accounts Receivable Purchase Agreement (the "Purchase Agreement") with DynaCorp Financial Strategies, Inc. ("DynaCorp" and the "Purchaser") the Medical Corporations entered into in November of 1998. At the time the Medical Corporations entered into the Purchase Agreements, the Company was a party to certain of the agreements with Purchaser. As a result, it is possible that the Purchaser may assert certain claims against the Company in connection with amounts owed by the Medical Corporations. As of December 31, 2000 the balance owed by the Medical Corporations under the Purchase Agreement totals approximately $9.3 million. The purchaser is holding accounts receivable which, if collected will be used to offset any obligations there under. The amount and collectibility of the accounts receivable cannot be determined at this time. In addition, the Company pledged the stock of any subsidiaries, existing or thereafter acquired, including all cash and non-cash proceeds from such shares as security for the Purchase Agreements. As of December 31, 2000, the Company's subsidiaries have no assets. Management and legal counsel are in the process of reviewing the documentation and related legal issues concerning the validity of some or all of Tessa's obligations in connection with the Purchase Agreements. As of April 16, 2001, all correspondence from the Purchaser indicates that the obligations are owed by the Medical Corporations, not of the Company, and as such all notices of default under the Purchase Agreements have been served only on the Medical Corporations and not on the Company.

      The Purchase Agreement provided for, amongst other things, the Medical Corporations agreeing to sell and assign to DynaCorp all right, title and interest in accounts receivable proposed by the medical corporations. Upon the purchase of the proposed accounts receivable, DynaCorp agreed to advance on behalf of the medical corporations, an amount up to 60% of the net collectible value of proposed accounts receivables. The original amount of advances per the Purchase Agreement was originally up to $5 million, and was subsequently increased to $8.5 million during fiscal 1999. In the event that Dynacorp collected an amount less than the amounts advanced by DynaCorp, the medical corporations were responsible to make up any difference between the amount collected and the amount due. To secure the collection of the receivables, DynaCorp has been provided security interest in all assets of the medical corporations. Conversely, in the event that DynaCorp received in excess of the amounts advanced by DynaCorp against the proposed accounts receivable, DynaCorp was to return the excess amount back to the medical corporations.

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

      During the year ended December 31, 1999, the Purchase Agreement with DynaCorp was accounted for by designating $13,700,000 of its approximately $20,000,000 in accounts receivable to offset the approximately $8.3 million advanced by DynaCorp. For the year ended December 31, 2000, accounts receivable were not recognized on the Company's financials due to the elimination of the Company's relationship with the Medical Corporations that had been generating the accounts receivable.

      During the third quarter of fiscal 2000, the above mentioned Purchase Agreement with Dynacorp was acquired by Litchfield Financial Corporation ("Litchfield"). Shortly after the above acquisition of accounts receivable by Litchfield, Litchfield determined that the agreements it had acquired in connection with the accounts receivable that had been generated by the medical corporations were in default relative to the collateral coverage as described in the Purchase Agreements. Litchfield then provided each medical corporation with a notice of default and shortly thereafter ceased all advances against accounts receivable generated by the medical corporations. As a result of the inability of the medical corporations's ability to pay Tessa for services, Tessa ceased all operations during November of 2000.

      Finally, although initial actions by Litchfield with regard to the above mentioned defaults have indicated that the parties to the Purchase Agreement are Litchfield and the Medical Corporations, the Company is currently reviewing all matters pertaining to any potential obligations under the Purchase Agreement by the Company.

      Financing related charges $1,198,590 for the fiscal year ended December 31, 2000 and $1,554,977 for the prior year's comparative period. The finance charges were attributed to the accounts receivable purchase agreement between Litchfield and the Medical Corporations the Company had been providing managerial services for.

      During 1998, 1999 and until June of 2000, the Company operated under an agreement with American Outsource Strategies ("AOS") a professional employer organization. Under the terms of the agreement, AOS provided employee leasing and payroll processing services. Although the health care providers were separated as noted above, AOS continued to provide payroll services for all Tessa and medical corporation personnel until June of 2000. Payment to AOS for employee leasing services included employee salaries, payroll taxes, benefits and AOS's fees. AOS is 50% owned by two individuals who are the former Chief Executive Officer and former Chief Financial Officer of Tessa.

      In addition to the above obligations, the Company has accrued approximately $2.1 million for matters pertaining to past health care providers and past management of the Company related to amounts due under acquisition and/or employment agreements and from amounts advanced by practitioners for expenses related to operating clinics. The Company is reviewing certain of these agreements and related liabilities to determine the full extent of obligation, if any, and whether the obligation is owed by medical corporations to which the Company only provided managerial services for, or by the Company. The Company is also in negotiations to attempt to offset possible amounts owing against assets that may have been converted back to the above mentioned health care providers.

      Management has recognized the Company's need to raise additional capital for working capital purposes, as well as to eliminate the existing debt. In response, the Company initiated plans during fiscal 2000 and into fiscal 2001 which have included: i) the conversion of debt to equity;
 ii) the conversion of debt to payment plans; iii) settlements of debt in exchange for heavily discounted lump sum payments by the Company. During January and February 2000, the Company completed a private placement of its common stock pursuant to Regulation D, Rule 504 promulgated under the Securities Act of 1933, as amended, under which it issued 1 million shares at a price of $1.00 per share. In addition, during the second quarter of fiscal 2000, the Company completed a private placement of its common stock pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933, as amended, under which it issued 500,000 shares at a price of $.40 per share. During the third quarter, 1,564,320 shares of common stock were sold pursuant to the exercise of options to purchase common stock at an exercise price of .3825 and during the fourth quarter, the Company sold 1,400,000 shares of common stock at an exercise price of $.05 per share.

      The Company  cannot assure  that  its negotiations  and   restructuring
 plans will be successful, that it will be able to generate profits, or that it will have sufficient capital to continue operations.

 Inflation

      While inflation has not had a material effect on the Company's operations in the past, there can be no assurance that the Company will be able to continue to offset the effects of inflation on the costs of its services through price increases to its patients without experiencing a reduction in the demand for its services; or that inflation will not have an overall effect on the health care provider market that would have a material affect on the Company.

 Implementation of New Accounting Standards

      None.

 Forward Looking Statements

      This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including but not limited to consolidations and other competitive developments in the Company's industry; the continuing effectiveness of the Company's efforts, including the Company's ability to attract care giver providers



 INDEPENDENT AUDITORS' REPORT


 The Stockholders
 Tessa Complete Health Care, Inc.
    and subsidiaries
 Bel Air, Maryland


 We have audited the accompanying consolidated balance sheets of Tessa Complete Health Care, Inc. and subsidiaries as of December 31, 2000 and
 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tessa Complete Health Care, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

 As discussed in Notes 1 and 2 to the financial statements, the Company underwent a restructuring late in 2000 and ceased to have control over the Medical Corporations. By the fourth quarter of 2000, financial arrangements, which had provided funding by purchasing the receivables generated by the Medical Corporations, were terminated. Furthermore, all practitioners operating within the clinics had separated from the Medical Corporations such that the practitioners no longer submitted billings through the Medical Corporations for which the Company was providing managerial services. As a consequence, the Company effectively terminated its business relationships with all clinics in October 2000 and discontinued its operations.


 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficiency, a stockholders' deficit and has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 Horton & Company, L.L.C.

 April 16, 2001
 Wayne, New Jersey




 ITEM 7.   FINANCIAL STATEMENTS


                       TESSA COMPLETE HEALTH CARE, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


 PAGE

 Independent Auditor's Report                                            F-2

 Consolidated Balance Sheets                                             F-3

 Consolidated Statements of Operations                                   F-5

 Consolidated Statements of Cash Flow                                    F-6

 Consolidated Statements of Stockholder's Deficit                        F-7

 Notes to the Consolidated Financial Statements                          F-8


                       TESSA COMPLETE HEALTH CARE, INC.
                               AND SUBSIDIARIES

                                BALANCE SHEETS

                                                            December 31,
                                                    --------------------------
                                                        2000           1999
                                                    --------------------------
  Current assets:
     Cash                                          $     24,049   $          -
     Accounts receivable, net of allowances
       of $3,047,921 in 1999                                  -      3,109,051
                                                    --------------------------
                     Total current assets                24,049      3,109,051
                                                    --------------------------
  Property and equipment, net                                 -        687,437
                                                    --------------------------
  Deferred charges and other assets                     400,781         72,915
                                                    --------------------------
  Total assets                                     $    424,830   $  3,869,403
                                                    ==========================


  Current liabilties:
     Notes payable                                 $  1,323,838   $  1,379,620
     Current portion of long-term debt                        -         39,681
     Accounts payable                                 1,360,747      1,187,828
     Accrued expenses                                 3,073,375      1,924,377
     Payable to professional employer organization    2,663,458      2,663,458
     Stockholder loans payable                        1,874,158      3,085,018
                                                    --------------------------
                      Total current liabilities      10,295,576     10,279,982

  Long-term debt, net of current portion                      -         94,344
                                                    --------------------------
  Stockholders' deficit:
     Common stock, $.02 par value; 50,000,000
       shares authorized 22,101,673 shares issued
       and outstanding at 12/31/00 13,809,375
       shares issued and outstanding at 12/31/99        442,034        275,846
     Additional paid-in capital                      11,377,608      7,802,153
     Retained earnings (accumulated deficit)        (21,690,388)   (14,582,922)
                                                    --------------------------
                    Total shareholder deficit         (9,870,746)    (6,504,923)
                                                    --------------------------
  Total liabilities and equity                     $    424,830   $  3,869,403
                                                    ==========================

                     See notes to consolidated financial statements

                       TESSA COMPLETE HEALTH CARE, INC.
                                AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS


                                                       Year ended December 31,
                                                         2000          1999
                                                      ------------------------
  Revenues                                           $ 5,960,292  $ 14,635,555
                                                      ------------------------
  Operating expenses:
     Caregiver compensation and benefits               2,384,516     6,824,885
     Other practice costs                                271,724       852,657
     Administrative compensation and benefits          2,190,982     6,053,462
     Occupancy costs                                     751,538     1,636,756
     Selling and administrative                          206,531     4,014,356
     Depreciation and amortization                       201,475     1,342,174
                                                      ------------------------
  Total operating expenses                             6,006,766    20,724,290
                                                      ------------------------
  Income (loss) from operations                          (46,474)   (6,088,735)
                                                      ------------------------
  Other expense:
     Reserve under asset sale agreement                        -     5,400,000
     Restructuring charges                             5,713,429     2,586,307
     Finance related charges                           1,198,590     1,554,977
     Stock based compensation                            148,972       825,000
                                                      ------------------------
  Total other expense                                  7,060,991    10,366,284

  Loss before income taxes                            (7,107,465)  (16,455,019)

  Income taxes (benefit)                                       -      (381,661)
                                                      ------------------------
  Net loss                                           $(7,107,465) $(16,836,680)
                                                      ========================
  Earnings (loss) per share                          $     (0.42) $      (1.23)
                                                      ========================
  Weighted average shares outstanding                 17,030,874    13,043,491
                                                      ========================

                     See notes to consolidated financial statements



                       TESSA COMPLETE HEALTH CARE, INC.
                             AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year ended December 31,
                                                          2000          1999
                                                       ----------   -----------
 Cash flows from operating activities:
     Net income (loss)                                $(7,107,466) $(15,573,358)
                                                       ----------   -----------
     Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
         Depreciation and amortization                    201,475     1,342,174
         Restructuring charges                          5,713,429     2,086,307
         Stock-based compensation                         148,972       825,000
         Changes in assets and liabilities net of
           effects from practice acquisitions:
           (Increase) decrease in accounts receivable    (959,595)      531,744
           (Increase) decrease in deferred charges
             and other assets                            (112,500)    2,294,140
           Increase (decrease) in accounts payable
             and accrued expenses                        (197,062)    1,397,795
           Increase (decrease) in payable to
             professional employer organization                 -     1,880,115
           Increase (decrease) in deferred
             income taxes                                       -      (381,661)
                                                       ----------   -----------
           Total adjustments                           (4,794,719)    9,975,614
                                                       ----------   -----------
             Net cash used in operating activities     (2,312,747)   (5,597,744)
                                                       ----------   -----------
 Cash flows from investing activities:
     Capital expenditures                                       -       (75,130)
                                                       ----------   -----------
 Net cash used in investing activities                          -       (75,130)
                                                       ----------   -----------
 Cash flows from financing activities:
     Proceeds from financing agreements                         -     1,179,620
     Principal payments under loan agreements             (22,394)      (68,993)
     Principal payments under capital lease obligations    (7,367)      (30,476)
     Proceeds from stockholder payables                         -     2,686,160
     Proceeds from issuance of common stock             2,366,557     1,051,000
                                                       ----------   -----------
 Net cash provided by (used in) financing activities    2,336,796     4,817,311
                                                       ----------   -----------
 Net increase (decrease) in cash                           24,049      (855,563)

 Cash at beginning of year                                      -       855,563
                                                       ----------   -----------
 Cash at end of year                                  $    24,049  $          -
                                                       ==========   ===========

                     See notes to consolidated financial statements

                       TESSA COMPLETE HEALTH CARE, INC.
                               AND SUBSIDIARIES

                        STATEMENT OF STOCKHOLDER'S DEFICIT



                                                                   Additional
                                                COMMON STOCK         paid-in
                                                PAR VALUE $.02       capital        INCOME      SHAREHOLDERS
                                              SHARES      AMOUNT    (discount)      (LOSS)         EQUITY
                                             --------------------------------------------------------------
  Balance at  December 31, 1998              11,033,695  $ 220,674 $ 3,621,415  $  1,490,436   $  5,332,525

  Stock issued to acquire
     physician practices                        100,000      2,000      98,000             -        100,000

  Stock issued for employee comp.               486,415      9,728     920,025             -        929,753

  Stock issued for services                     800,932     16,019   1,314,480             -      1,330,499

  Stock sold                                  1,388,333     27,767   1,848,233             -      1,876,000

  Net Income (Loss)                                                              (16,073,358)   (16,073,358)
                                             --------------------------------------------------------------
  Balance at December 31, 1999               13,809,375    276,188   7,802,153   (14,582,922)    (6,504,581)

  Stock sold                                  5,801,629    116,032   2,263,841             -      2,379,873

  Stock issued in connection with merger        225,000      4,500     304,875             -        309,375

  Stock issued for services                     242,222      4,844     130,465             -        135,309

  Stock issued in coversion of debt           1,082,660     21,653     424,696             -        446,350

  Stock issued to acquire clinic and assets     940,787     18,816     451,578             -        470,394

  Net Loss                                                                        (7,107,466)    (7,107,466)
                                             --------------------------------------------------------------
  Balance at December 31, 2000               22,101,673  $ 442,033 $11,377,608  $(21,690,388)    (9,870,746)
                                             ==============================================================

                     See notes to consolidated financial statements


                       TESSA COMPLETE HEALTH CARE, INC.
                               AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2000 and 1999


 1.   Summary of significant accounting policies

      This summary of significant accounting policies of Tessa Complete Health Care, Inc. and subsidiaries (hereinafter "Tessa" or the "Company") is presented to assist in understanding the consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

           Principles of consolidation

      The consolidated financial statements include the accounts of the Company, its wholly-ownedsubsidiaries, and entities which the Company provided managerial services such as cash management and other financial systems. All significant intercompany transactions and balances have been eliminated.

           History and business activity

      Up to October of 2000, Tessa Complete Health Care, Inc., a physician practice management company, provided comprehensive management services to multi-disciplinary health care clinics. Such clinics provided chiropractic, physical therapy, neurological and other health care services to patients. During the period subsequent to October 2000, the Company shifted its focus from providing management services to establishing clinics within national health club chains within selected geographical regions versus working within the multi-disciplinary health care clinic asset acquisitions that took place primarily in 1998 and 1999. As a result of the restructuring described in Note 2 and the termination of the Purchase Agreement described in Note 5, Tessa effectively terminated its business relationships with all clinics during October 2000.

      Effective March 24, 2000, pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") between Zaba International, Inc. ("Zaba"), a Colorado corporation, and Tessa, all outstanding shares of common stock of Zaba were exchanged for 225,000 shares of common stock of Tessa and $112,500 in cash in a transaction in which Tessa was the surviving company.

      Prior to the merger, Zaba had 2,407,166 shares of common stock outstanding. Such shares were exchanged for 225,000 shares of common stock of Tessa and cash consideration of $112,500. By virtue of the merger, Tessa acquired 100% of the issued and outstanding common stock of Zaba. Prior to the effectiveness of the Merger, Tessa had an aggregate of 13,986,709 shares of common stock issued and outstanding.

      Tessa had been a non-reporting, publicly-traded company with a portion of its issued and outstanding common stock exempt from registration under the Securities Act of 1933, as amended, pursuant to Rules 504 of Regulation D, Rule 144 and Rule 701 of the General Rules and Regulations of the Securities and Exchange Commission.

      As a result of the merger, Tessa became a reporting company under the Securities Exchange Act of 1934. The NASD has implemented a change in its rules requiring all companies trading securities on the OTC Bulletin Board to become reporting companies under the Securities Exchange Act of 1934, as amended.

           Practice acquisitions

      As of December 31, 1999, the Company had acquired assets in 21 clinics, of which three were located in California, two in Florida, two in Illinois, four in Maryland, three in Ohio, five in Oregon, one in Kentucky and one in the District of Columbia. During fiscal 2000, the Company acquired one clinic which was located in Las Vegas, Nevada.

      By the  fourth  quarter of  fiscal  2000  and in  connection  with  the elimination of cash advances by Litchfield Financial Corporation ("Litchfield") for the purchase of accounts receivable generated by the medical corporations, the Company temporarily ceased operations. Furthermore, all clinic practitioners operating within the above referenced clinics had separated from the Company such that the practitioners no longer submitted billings through the Medical Corporations to which the Company was providing business services to. Due to the elimination of funding for the medical corporations, the primary source of cash flow was eliminated and the operations of the Company ceased during the fourth quarter.

           Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

           Concentration of credit risk

      Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash. However, because of the diversity of individual accounts which comprise the total balance and the limited cash balances that have been maintained, management does not believe that the Company is subject to any significant credit risk.

           Property and equipment

      Property and equipment referenced herein has been stated at cost. Depreciation of property and equipment has been provided by using accelerated and straight-line methods over estimated useful lives of five to seven years for medical equipment and for the office furniture and equipment and the lesser of ten years or the remaining lease term for leasehold improvements.

      Maintenance, repairs and renewals which neither materially add to the value of property and equipment nor appreciable prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in income. In connection with the disruptions caused by the Company's inability to obtain debt or equity funding and the resulting termination of the business relationships with the Medical
 Corporations, the Company has elected to write-down the value of all equipment remaining in clinics. This is due to the Company's inability to maintain control and ownership of the equipment. The Company is however in the process of negotiating with the aforementioned practitioners such that the Company will transfer ownership of the equipment in exchange for offsetting any debts the Company may owe such practitioners.

           Revenue recognition

      Effective with the acquisition of the assets of clinics which the Company acquired primarily in fiscals 1998 and 1999, the Company operated under administrative services relationships with physician groups that provided health care services within the acquired clinics. The physician groups operated under Medical Corporations and were incorporated within each state health care services were provided within. All health care providers that generated services were employees of each Medical Corporation. Until the fourth quarter of fiscal 2000, the Company recognized the revenue which was generated from services billed by the aforementioned medical corporations the Company provided managerial services to. Contractual fees were accrued when collection was probable.

      The revenue generated by services to patients by the medical corporations was recorded when services were rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

           Administrative services

      Through September 2000, the Company has operated under administrative services relationships with medical corporations owned by one or more physicians. The physician(s) that own the medical corporations are solely responsible for the practice of medicine and delivery of medical services. As described above, the revenues and expenses of the medical corporations were consolidated with the operations of the Company. The Company has operated such that it has assisted in the management of day to day operations which include, but not limited to, financial systems, financial management, and general bookkeeping functions.

           Fair value of financial instruments

      The Company's receivables and payables are current and on normal terms and, accordingly, are believed by management to approximate fair value.
 Management also believes that notes payable, long-term debt and capital lease obligations approximate fair value when current interest rates for similar debt securities are applied.

           Statements of cash flows

      For the years ended December 31, 2000 and 1999, the Company acquired physician practices and related assets and purchased equipment. The non-cash investing and financing activities are summarized as follows:

                                                Year ended December 31,
                                              --------------------------
                                                2000             1999
                                              ---------        ---------
  Physician practices and related assets     $  470,394       $  200,000
  Common stock issued                          (470,394)        (200,000)
  Long-term debt financing                            -                -
                                              ---------        ---------
  Expenditures for physician practices and
    related assets                           $        -       $        -
                                              =========        =========

  Total common stock issued                  $3,741,647       $4,235,892
  Common stock issued to acquire physician
    practices and related assets               (470,394)        (200,000)
  Stock issued in business combination         (309,375)               -
  Stock issued to satisfy debt                 (446,349)               -
  Stock issued for employee compensation              -       (2,159,892)
  Stock issued for services                    (148,972)        (825,000)
                                              ---------        ---------
  Proceeds from issuance of common stock     $2,366,557       $1,051,000
                                              =========        =========

 Supplemental cash flow information is as follows:

                                                Year ended December 31,
                                              --------------------------
                                                2000             1999
                                              ---------        ---------
  Finance related charges                    $1,198,590       $1,493,102
                                              =========        =========
  Income taxes paid                          $        -       $        -
                                              =========        =========




           Reclassifications

      Certain  reclassifications  have  been  made  to  the  1999   financial
 statements in order to conform to the 2000 presentation.


 2.   Restructuring

      The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. In addition, due to the separation of the Company's relationship with certain medical corporations it had been providing managerial services for and the resulting elimination of operational funding from an Accounts Receivable Purchase Agreement (See
 Note 5 - Notes Payable - Medical Corporations contained elsewhere herein), the Company temporarily ceased operations during the fourth quarter of fiscal 2000. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company attributes much of the above mentioned losses and the resulting capital deficiency to integration difficulties the Company encountered during an expansion plan during fiscals 1998 and 1999 which increased the number of asset acquisitions at clinics from 8 to 33 and increased revenues from $2.1 million to $22 million for the fiscal years 1997 through 1999. To help address the above issues, the Company initiated managerial, financial, and operational restructurings during fiscal 2000 that have continued into fiscal 2001. In addition, the Company has shifted its business strategy from one of expansion through providing business services to pre-existing multi-disciplinary practices to a strategy which involves the Company renting space within high profile health clubs and initiating rehabilitative type clinics.

      With regard to managerial changes, during fiscal 2000 Tessa has undergone changes which have resulted in the resignations of Dr. Thomas Bolera as Chief Executive Officer, Dr. Kim Christensen as an Officer and Director, David Russell as Chief Financial Officer, Dr. Vaughn Dabbs as Director and Dr. Dayna Bolla as Director. In connection with the above resignations, Robert Flippin was appointed President, Chief Executive Officer, Chief Financial Officer, and a Director of Tessa. Robert Vener and Dr. Mark Newman were also appointed as Directors of Tessa during the second quarter of fiscal 2000. Mr. Vener resigned as a Director during the third quarter of fiscal 2000. During the third and fourth quarters of fiscal 2000, Robert Verhey and Judith Krueger were appointed as Directors, respectively.

      Managerial restructurings have continued into the first quarter of fiscal 2001 in that Mr. Flippin resigned and Dr. Brian Regan has been appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, and as Director. In addition, there have been other changes during the first quarter of fiscal 2001 to the Company's Board of Directors in that Norman Perry was added as a Director whereas Mr. Vener and Ms. Krueger resigned as Directors.

      As to financial restructurings, the Company has undertaken and executed plans which were initiated in fiscal 2000 and have continued into fiscal 2001 which have included: 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; and 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company. Although most of the debt negotiations remained unresolved at the close of fiscal 2000, the Company has reached agreement in fiscal 2001 such that debt in excess of $1.5 million dollars will be eliminated in exchange for payments of approximately $68,000.

      During the first three quarters of fiscal 2000, the Company initiated an operational restructuring which included: 1) the combination of geographically related clinics; 2) the elimination and separation of some clinics which provided inconsequential or negative cash flow; and 3) the introduction of an incentive plan to optimize clinic profitability. Although the Company was able to substantially improve upon operational results as compared to fiscal 1999, it was unable to obtain a level of cash flow to address general corporate overhead and matters pertaining to prior year's obligations. Such deficiencies and the inability of the medical corporations, which the Company was providing business service to, to obtain continued financing. This eventually led to the elimination of all operational funding and the suspension of operations during the fourth quarter of fiscal 2000.

      As stated above, the Company has shifted its strategy from growth through providing business services to pre-existing clinics to establishing clinics within high-profile health clubs. This change was initiated primarily due to the difficulties the Company experienced in integrating pre-existing clinics and management practices with clinics that had primarily been acting independently for a substantial period of time. In addition, because of liquidity disruptions the Company experienced in its relationship with the above mentioned clinics, the Company experienced difficulties in generating enough revenue to cover the corporate overhead that was needed to manage the coast to coast coverage of clinics the Company was providing services to. By changing its focus to the health club setting in specific geographic regions, the Company believes that it can initially operate with a much reduced level of corporate and operational overhead. Also, by aligning itself with the health club market, the Company believes that it can obtain a built-in database of potential patients (club members), facilities, and equipment, without having to outlay substantial cash and stock for which it has in the past under its roll-up acquisition strategy. In addition, management believes it is also aligning itself with the relatively high growth market of sports and rehabilitative medicine versus the multi-disciplinary market the Company had experienced little or no growth from in the past. In connection with the aforementioned change in strategy, the Company has entered into an agreement with a large national health club chains to build-out and rent within certain facilities within the Maryland area.

      There are no assurances that the Company's above-mentioned plans will generate profits or that the Company will be able to restructure debt and cover overhead within a manageable range relative to profitability and/or the acquisition of debt/equity financing. The Company's success is also dependent upon its ability to develop profitable clinics and clinical programs, such as the exercise facility clinics as discussed above. To accomplish these goals, Tessa will/may require additional equity and/or debt financing and its absence could further hinder the Company's ability to proceed.


 3.   Property and equipment

      Property and equipment consists of the following:

                                                 December 31,
                                          --------------------------
                                            2000              1999
                                          --------         ---------
      Office furniture and equipment     $       0        $  413,686
      Medical equipment                          0           834,534
      Leasehold improvements                     0           118,190
                                          --------         ---------
                                                 0         1,366,410
      Less accumulated depreciation              0           678,973
                                          --------         ---------
                                         $       0        $  687,437
                                          ========         =========


      Medical equipment includes equipment under capital leases of $143,290 as of December 31, 1999. Accumulated depreciation on equipment under capital leases was $115,448 as of December 31, 1999. In connection with the disruptions caused by the Company's inability to obtain debt or equity funding and the resulting termination of the business relationships with the Medical Corporations, the Company has elected to write-down the value of all equipment remaining in clinics. This is due to the Company's inability to maintain control and ownership of the equipment. The Company is however in the process of negotiating with the aforementioned practitioners such that the Company will transfer ownership of the equipment in exchange for offsetting any debts the Company may owe such practitioners.



 4.   Deferred charges and other assets

      Deferred charges and other assets consist of the following:

                                                          December 31,
                                                   --------------------------
                                                     2000              1999
                                                   --------         ---------
   Deferred acquisition costs, net                $ 400,781        $        -
   Security deposits and other intangible assets          -            72,915
                                                   --------         ---------
                                                  $ 400,781        $   72,915
                                                   ========         =========


      Deferred acquisition costs are stated at cost, net of accumulated amortization. During 2000 and 1999, deferred acquisition costs were being amortized on the straight-line method over a period of fifteen years. Accumulated amortization totaled $21,094 and $0 as of December 31, 2000 and 1999, respectively.

 5.   Notes payable - Asset Purchase Agreement

      Operational funding for the medical corporations to which the Company provided managerialservices to had primarily been provided through an Accounts Receivable Purchase Agreement ("Purchase Agreement") that was initially entered into with Dynacorp Financial Strategies, Inc. ("Dynacorp") during November of 1998. Throughout fiscal 1999 and 2000, the Company has been dependent upon funding as related to the relationship it has had with Medical Corporations it had been providing business related services to in exchange for fees. The aforementioned Medical Corporations had financially been dependent upon advances it would receive from a Healthcare Accounts Receivable Purchase Agreement (the "Purchase Agreement") with DynaCorp Financial Strategies, Inc. ("DynaCorp" and the "Purchaser") the Medical
 Corporations entered into in November of 1998. At the time the Medical Corporations entered into the Purchase Agreements, the Company was a party to certain of the agreements with Purchaser. As a result, it is possible that the Purchaser may assert certain claims against the Company in connection with amounts owed by the Medical Corporations. In addition, the Company pledged the stock of any subsidiaries, existing or thereafter acquired, including all cash and non-cash proceeds from such shares, as security for the Purchase Agreements. As of December 31, 2000, the Company's subsidiaries have no assets. Management and legal counsel are in the process of reviewing the documentation and related legal issues concerning the validity of some or all of Tessa's obligations in connection with the Purchase Agreements. As of April 16, 2001, all correspondence from the Purchaser indicates that the obligations are owed by the Medical Corporations, not of the Company, and as such all notices of default under the Purchase Agreements have been served only on the Medical Corporations and not on the Company.

      Under the terms of the Purchase Agreement, medical corporations located in Ohio, Maryland, Washington, D.C., Florida, Illinois, Kentucky, California, Oregon, and Washington, agreed to sell and assign to Dynacorp, right title and interest in accounts receivable generated by the medical corporations. Upon the purchase of the proposed accounts receivable, Dynacorp agreed to advance an amount up to 60% of the net collectible value of proposed accounts receivables for an amount that was originally up to $5 million and subsequently increased to $8.5 million. In the event that Dynacorp collected an amount less than the amounts advanced by Dynacorp, the medical corporations in the aggregate were responsible to make up any difference between the amount collected and the amount due. To secure the collection of the receivables, Dynacorp had been provided security interest in all assets of the medical corporations and certain officers of the corporations executed stock pledge agreements. Conversely, in the event that Dynacorp collected an excess of the amounts advanced by Dynacorp against the proposed accounts receivable, Dynacorp was to return the excess amount back to the Medical Corporations.

      In addition to the above, the Purchase Agreement provided for an origination fee of $50,000 and monthly charges consisting of: 1) 4% over the prime lending rate of amounts that are Purchased and not yet collected by Dynacorp and 2) a service fee equaling .01% of the Net Collectable Value, adjusted for actual collections. The service fee was originally capped at $300,000 annually, and increased to a cap of $400,000 during September of 1999.

      In connection with the purchase of the rights and interests of Dynacorp by Litchfield in May of 2000 and later the default by the medical corporations in connection with the Purchase Agreement, the relationship between Litchfield and the medical corporations was terminated. As a result, all accounts receivable previously recognized at the end of fiscal 1999 and throughout the first three quarters of fiscal 2000 have been written down to zero.

      Finally, although initial actions by Litchfield with regard to the above mentioned defaults have indicated that the parties to the Purchase Agreement are Litchfield and the Medical Corporations, the Company is currently reviewing all matters pertaining to any potential obligations under the Purchase Agreement by the Company.

      For fiscal 2000, charges under the Purchase Agreement amounted to $1,198,590 as compared to 1999 when charges were $1,475,085.

 6.           Restructuring Charge

      At the end of fiscal 2000 and in connection with disruptions in operations and the resulting financial difficulties, the Company recognized a restructuring charge of $5,713,429. The charge consisted of: $945,000 due to litigation accruals as a result of litigation that was initiated primarily due to the Company's operational and financial disruptions; $421,198 due to separations agreements with past management and expenses related to consolidation and/or elimination of expenses; $470,394 due to the write-down of a clinic located in Las Vegas, Nevada; $532,985 due to the write-down of equipment which had been located in clinics; 46,987 due to the write-down of goodwill; and the write-down of $3,296,865 of accounts receivable in connection of the termination of the Purchase Agreement between Litchfield and the Medical Corporations.

 7.   Notes payable

      Notes payable consist of the following:
                                                            December 31,
                                                        ---------------------
                                                          2000        1999
                                                        ---------   ---------
      Note payable to  a finance company  pursuant
      to a loan agreement dated  April 1999, which
      provides for  borrowings  up to  $1,100,000.
      Under the terms of the agreement, borrowings
      bear  interest  at  7/  %   with  the  first
      interest   payment    due   January    2000.
      Thereafter, interest payments  are due on  a
      quarterly basis.  The full  principal amount
      and any unpaid interest are  payable in-full
      in April 2003.   The lender has  the option,
      for a period of three years from the date of
      the loan agreement, to convert the principal
      into 176,000 shares of the  Company's common
      stock at $6.25 per share.                        $1,100,000  $1,100,000

      Demand note  payable to  a finance  company.
      Interest  is  at  15%  with   interest  only
      payable monthly.  The note is  secured by  a
      second    position    on    the    Company's
      receivables.                                        223,838     229,620

      Note payable  to  a practitioner  in  yearly
      installments  of $10,000  plus  interest  at
      12%, through  February 2003.   During  2000,
      the note  was paid as  a result  of the  re-
      acquisition  by  the  practitioner   by  his
      clinic.                                                   0      50,000
                                                        ---------   ---------
                                                       $1,323,838  $1,379,620
                                                        =========   =========
 8.   Long-term debt

      Long-term debt consists of the following:
                                                            December 31,
                                                        ---------------------
                                                          2000        1999
                                                        ---------   ---------
      Notes payable  to various  banks in  monthly
      installments of $3,337 in 1999 and $4,685 in
      1998,  including  effective  interest  rates
      between 8.5% and 11.0%, through  March 2003.
      These   notes   are   secured   by   medical
      equipment.                                       $        0  $  115,036

      Capital lease obligations payable to various
      finance companies in monthly installments of
      $1,011 in 1999 and $2,973 in 1998, including
      effective interest  rates  between 9.8%  and
      23% through December  2001.  The  leases are
      secured  by   medical   equipment  and   are
      personally guaranteed by various physicians.              0      18,989
                                                        ---------   ---------
                                                                0     134,025
      Less current portion                                      0      39,681
                                                        ---------   ---------
                                                       $        0  $   94,344
                                                        =========   =========

      Long-term debt consisted of obligations incurred by the Medical Corporations in connection with the purchase medical clinics while the clinics were working with the Company. When the Medical Corporations separated from Tessa during the fourth quarter of 2000, the Company ceased to include these liabilities, or the related assets.

 9.   Stockholder payables

      Stockholder payables consist of non-interest bearing amounts owing to practitioners and management.

 10.  Commitments and contingencies

      Rent expense for the years ended December 31, 2000 and 1999, was $751,538 and $1,424,693, respectively. Certain of the Company's operating leases contain rent escalation clauses and renewal options as defined in the respective agreements.

      The Company's principal lease obligations were incurred by the Medical Corporations and predecesser entities for clinic facilities. When the Medical Corporations separated from Tessa during the fourth quarter of 2000, the Company ceased to include these obligations in its consolidated financial information. As of December 31, 2000, the Company has no significant lease obligations.

           Legal proceedings

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

      The Company has been named as a defendant in the matter of Jack Schmitz
 v. Tessa Complete Health Care, Inc., et al., in the Superior Court for the County of San Bernardino, State of California, Case No. RCV 044995, the Complaint of which alleges wage claims and breach of an employment contract. During the first quarter of fiscal 2001, the Company reached a settlement with the plaintiff which will result in the Company's dismissal from the case.

      The Company has been named as a defendant in the matter of American Express Business Finance Corporation v. Tessa Complete Health Care, Inc., et al., in the Superior Court for the County of Orange, State of California, Case No. 00CC11352, the Complaint of which alleges breach of an equipment lease and related claims. Judgment was entered in the amount of $29,831.98.

      The Company has been named as a defendant in the matter of  Christensen
 v. Tessa Complete Health Care, Inc., et al. in the Superior Court for the County of Clark, State of Washington, Case No. 01-2-00625-1, the Complaint of which alleges breach of employment contract and related claims. The Company is defending against this claim.

      The Company has been named as a defendant in the matter of Fryer v. Tessa Complete Health Care, Inc., et al. in the Court of Common Please for the County of Hamilton, State of Ohio, Case No. A00005007, the Complaint of which alleges breach of employment contract. The Company is defending against this claim.

      The Company has been named as a defendant in the matter of Comasa Associates, Ltd. v. Tessa Complete Health Care, Inc. in the United States District Court for the Eastern District of New York, Case No. CV 00 5085, the Complaint of which alleges breach of a promissory note. During the first quarter of fiscal 2001, the Company reached a settlement with the plaintiff which will result in the Company's dismissal from the case.

      The Company has been named as a defendant in the matter of Gorman v. Tessa Complete Health Care, Inc., et al. in the Circuit Court for the County of Multnomah, State of Oregon, Case No. 0012-13096, the Complaint of which alleges breach of employment contract and related claims. The Company is defending against these claims.

      The Company has been named as a defendant in the matter of Gonzalez-Wiley v. Tessa Complete Health Care, Inc., et al. in the United States District Court for the District of Oregon, Case No. CV00-1320AS, the Complaint of which alleges breach of employment contract and related claims. The Company is defending against these claims.

      The Company has been named as a defendant in the matter of Simons v. Tessa Complete Health Care, Inc., et al. in the United States District Court, Eastern District of Kentucky at Covington, Case No. 99-207, the Complaint of which alleges breach of contract and related claims. A Cross-Complaint has been filed against the Company by Litchfield Financial
 Corporation, one of the defendants in the case. The Company is defending against these claims.

      The Company has been named as a defendant in the matter of Collier v. Tessa Complete Health Care, Inc., et al. in the United States District Court, District of Oregon, Case No. CV 00 1794 KI, the Complaint of which arises out of a judgment previously obtained by the plaintiff against Spine & Rehabilitation Centers of Oregon, P.C. , a Medical Corporation, for breach of an employment contract. The Company was not a party to the previous litigation matter. Spine & Rehabilitation Centers of Oregon, P.C. is not owned in whole or in part by the Company or any of its subsidiaries. The Company provided management services to Spine & Rehabilitation Centers of Oregon, P.C.

      The Company has been named as a defendant in the matter of Thelander v. Tessa Complete Health Care, Inc., et al. in the United States District Court, District of Oregon, Case No. CV 00 1793 ST, the Complaint of which arises out of a judgment previously obtained by the plaintiff against Spine & Rehabilitation Centers of Oregon, P.C., a Medical Corporation, for breach of an employment contract. The Company was not a party to the previous litigation matter. Spine & Rehabilitation Centers of Oregon, P.C. is not
 owned in whole or in part by the Company or any of its subsidiaries. The Company provided management services to Spine & Rehabilitation Centers of Oregon, P.C.

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

      Employment agreements

      Effective January 2000, the Company entered into an employment agreement with a new Chief Executive Officer ("CEO") and Director. Under the terms of the agreement, the new CEO is to receive annual compensation of $180,000. The agreement is for a one-year period renewable daily. In the event of termination, the CEO is entitled to a severance payment equal to one year's salary. In addition, the CEO received 390,625 shares of common stock. As discussed in Note 8, the CEO also received options to purchase 2,250,000 shares of the Company's common stock at $1.00 per share.

      Effective May, 2000, the Company entered into an employment agreement with corporate counsel. Under the terms of the agreement, the corporate counsel was to receive annual compensation of $90,000. The agreement is for a one-year period renewable daily. The contract also provide options for the purchase of 150,000 shares of the Company's common stock. In the event of termination, the corporate counsel is entitled to a severance payment equal to one year's salary.

 11.  Stockholders' equity

           Stock issuances

      In January 1999, the Company issued 300,000 shares of Common Stock to Tina Alexander in connection with a promotional services contract for 1999. Also in March and June of 1999, the Company issued 17,600 shares of Common Stock to employees for services rendered.

      Also in January of 1999, the Company issued 36,665 shares of Common Stock to a practitioner located in Ohio in connection with a separation agreement between the Company and the practitioner.

      During July of 1999, the Company issued 166,667 shares of Common Stock in connection with a lease/purchase arrangement of three clinics in Washington State. The Company never acquired the clinics, however the initial agreement provided for the stock issuance, even in the event the purchase option was never exercised.

      During May of 1999, the Company issued 945,000 shares of Common Stock for cash proceeds of $945,000. In addition, during September of 1999, the Company issued 443,333 shares of Common Stock for cash proceeds of $929,017.

      In October of 1999, the Company issued 130,000 shares of Common Stock in connection with a release and settlement agreement between the Company and a practitioner in California.

      During January and February of 2000, the Company concluded a private placement Common Stock pursuant to Rule 504 under which it issued 1 million shares at a price of $1.00 per share.

      In March of 2000, the Company issued 225,000 shares of Common Stock in connection with a merger between the Company and Zaba Corporation.

      In May of 2000, the Company issued 500,000 shares of Common Stock at  a
 strike price of   $.40 per share.   Total cash proceeds  from the sale  were
 $200,000.

      During June and July of 2000, the Company issued 2,901,629 shares of Common Stock at a strike price of $.3825. Total cash proceeds from the sale were $1,109,873.

      During July of 2000, the Company issued 75,000 shares to convert $46,250 of debt to equity.

      During August and September of 2000, the Company issued 100,000 and 142,222 shares of Common Stock for consulting services to Thomas Bolera, the Company's past CEO, and Daniel Smith, respectively.

      During September of 2000, the Company issued 940,787 shares of Common Stock in connection with the acquisition of a clinic in Las Vegas, Nevada.

      In September of 2000, the Company issued 1,007,660 shares of Common Stock to two practitioners in connection with the conversion of debt in the amount of $400,099, to equity.

      During December of 2000, the Company issued 1,400,000 shares of  Common
 Stock at  a strike  price of  $.05.   The cash  proceeds from  the sale  was
 $70,000.

           Options and warrants

      During 1999, the Company issued stock options to certain of its directors, officers and employees under the Company's 1998 and 1999 Equity Incentive Plan. Options granted under the plan generally vest upon issuance and expire 60 days following the employee's departure from the Company.

      In addition, effective January 2000, the Company's board of directors authorized the issuance of 2,250,000 options under the 2000 Stock Option Plan. All options were granted to the Company's former Chief Executive Officer and Director. Such options have an exercise price of $1.00 per share and became vested upon the execution of the employees separation agreement with the Company.

      Also, during the first quarter of fiscal 2000, the Company issued options to purchase 8,359,786 shares of the Company's Common Stock at an exercise price of $1.00 with a term of 5 years. The options were issued in connection with a contemplated merger by and between the Company and Medical Options where negotiations were initiated during fiscal 1999. The agreement, however was not completed and the aforementioned options were issued in 2000.

      The following is a summary of option transactions during the years ended December 31, 2000 and 1999.

                                                           Weighted
                                            Number         average
                                           of shares    exercise price
                                         -----------    --------------
      Outstanding at January 1, 1999        950,000         $ 1.37

      Granted under the 1999 plan                 -         $    -
      Exercised                                   -         $    -
      Cancelled                                   -         $    -
                                         ----------          -----
      Outstanding at December 31, 1999      950,000         $ 1.37

      Granted in fiscal 2000             10,609,786         $ 1.00
      Exercised                                   -         $    -
      Cancelled                                   -         $    -
                                         ----------          -----
      Outstanding at December 31, 2000   11,559,786         $ 1.03
                                         ==========          =====

      As of December 31, 2000, the following options and warrants, which have been granted to consultants and creditors, are outstanding:

                                       Weighted
                         Number         Average        Expiration
 Date of grant          of shares    exercise price      date
 -------------          ---------    --------------  -------------
 November 1998           200,000         $2.50       November 2001
 October 1998             60,000         $2.50       October 2003
 November 1998            25,000         $2.50       November 2003

                         285,000


 12.  Related party transactions

      During 1999 and the first five months of fiscal 2000, the Company operated under an agreement with American Outsource Strategies ("AOS") a professional employer organization. Under the terms of the agreement, AOS provided employee leasing and payroll processing services. Payment to AOS for employee leasing services included employee salaries, payroll taxes, benefits and AOS's fees. AOS is 50% owned by two individuals who are the former Chief Executive Officer and Chief Financial Officer of Tessa.

      The former Chief Executive Officer was also a member of the Company's Board of Directors until March of 2000. During 1998, Tessa leased substantially all of its employees through AOS. Effective April 1999, Tessa began leasing only its non-medical personnel. AOS continued to provide payroll-processing services for health care providers that were employees of the medical corporations that the Company was providing managerial services to. The above relationship with AOS was terminated in June of 2000 at which point the Company employed a new payroll service whereas all individuals that had been employees of AOS became employees of the Company. All health care providers remained employees of the medical corporations in the state they provided services within.

 13.  Income taxes

      The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes. The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. federal income tax return and separate provisions for income taxes have been determined for these entities.

      Deferred income taxes reflect temporary differences in reporting assets and liabilities for financial accounting and income tax purposes. These temporary differences arise from the use of the accrual method of accounting for financial statements and the cash method for taxes and from different depreciation methods used for financial and tax purposes.

      The effective tax rate is less than the statutory U.S. income tax rate of 35% due to estimated benefits to be derived from the effect of graduated statutory rates and income tax basis operating losses incurred because of the temporary differences in recognizing revenues and expenses for financial statement and income tax purposes.


 14.  Subsequent events

           Change of management

      During the first quarter of fiscal 2001, Robert Flippin resigned and Dr. Brian Regan was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer and as Director. In addition, there have been other changes during the first quarter of fiscal 2001 to the Company's Board of Directors in that Norman Perry was added as a Director whereas Mr. Vener and Ms. Krueger resigned as Directors.

           Sale of common stock

      Subsequent to year end, the company conducted private placements of its common stock whereas 10,437,691 shares of the Company's Common Stock was sold at a strike price of $.04.


 ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

      None.


 PART III.

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; WITH SECITON 16 (A) OF THE EXCHANGE ACT

      Directors and Executive Officers

      The following table sets forth the names, ages and positions held with respect to each director and executive officer of December 31, 2000.

 Name                    Age        Position with the Company
 -----------------       ---        -----------------------------------------
 Robert C. Flippin        62        President, Chief Executive Officer, Chief
                                    Financial Officer, Director, Chairman of the Board of Directors

 Judith Krueger           48        Director

 Mark Newman              39        Director, Vice President, Secretary

 Robert Verhey            57        Director


 Management Biographies

      Robert C. Flippin has served as Partner, President and Executive Vice President for companies ranging in size from start-ups to multi-national companies, including Arthur Andersen & Co., KPMG, MEDAPHIS Services Corporation, INFOSTAT Incorporated, Texel Health Services Corporation, Shared Medical Systems and Dynacorp Financial Strategies, Inc. Mr. Flippin is a member of the Healthcare Financial Management Association.

      Judith Krueger is Vice President of Group Development for Primary Care Associates, and Executive Director of Cassidy Medical Group in Vista, California. She oversees three practices ranging from family medicine to multi-specialty and orthopedics. Ms. Krueger has also previously served in California as Vice President for Pacific Physician Services for the High Desert and Inland Empire, and as Regional Vice President for MedPartners for San Diego and Riverside. She is a member of Medical Group Management Association and the American College of medical Practice Executives.

      Mark Newman is a doctor of chiropractic who has practiced since 1989, owning and operating multi-disciplinary clinics in Ohio and Kentucky. Dr. Newman is a member of the American Chiropractic Association, the Ohio Chiropractic Association and the Kentucky Chiropractic Association.

      Robert Verhey joined the American Red Cross in 1997 as National Director of Business Planning, defining the role of the Red Cross will play internationally in healthcare and disaster services by 2005 and beyond. Mr. Verhey has held positions including CEO, CFO, COO and Vice President of business development and marketing for several successful companies.


 Classification of the Board of Directors

      None.

 Indemnification of Directors and Officers

      Sections 14-2-850 through 14-2-859 of the Georgia General Corporation Law empowers a corporation to indemnify its directors and officers and to purchase insurance with respect to liability arising out of their capacity or status as directors and officers provided that this provision shall not eliminate or limit the liability of a director: (i) for any breach of the director's duty of loyalty to the corporation or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) arising under the Georgia General Corporation Law; or (iv) for any transaction from which the director derived indemnification permitted thereunder shall not be deemed exclusive of any other rights to which the directors and officers may be entitled under the corporation's by-laws, any agreement, vote of shareholders or otherwise. The Company's Certificate of Incorporation eliminates the personal liability of directors to the fullest extent permitted by Sections 14-2-850 et al. of the Georgia General Corporation Law.

      The effect of the foregoing is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation , and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

      Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act is therefore unenforceable. The Company maintains a director's and officers' liability insurance policy.

 Committees of the Board of Directors

      The Board of Directors has established an Audit Committee and a Compensation Committee. At fiscal year end 2000, the audit committee consisted of Robert Flippin and Robert Vener. The audit Committee recommends to the Board of Directors independent public accountants for the Company and reviews related matters. The Compensation Committee reviews and recommends the compensation of executive officers and key employees.

 Section 16 (a) Beneficial Ownership Reporting Compliance

      Section 16 (a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership of equity securities to file reports of the Company with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16 (a) forms that they file.

 ITEM 10.  EXECUTIVE COMPENSATION

 Summary Compensation Table

      The following sets forth  the aggregate cash  compensation paid to  the
 Company's Officers for services  rendered to the  Company during the  fiscal year indicated.
                                           Other
 Name and Position  Year  Salary  Bonus Compensation  Stock   Options    Other
 -----------------  ---- -------  ----- ------------  -----   -------    -----
 Robert C. Flippin  2000 $180,000   -        -       390,625  2,250,000    -
 President & C.E.O.

 Thomas Bolera      1999 $180,000   -        -          -         -        -
 President & C.E.O.


 Stock Option Plans

      During March of 2000, the Company's Board of Directors adopted a Stock Option Plan (2000 Plan) which was approved at the Company's shareholder meeting during the same month. The 2000 Plan which reserves an aggregate of 1,500,000 shares of the Company's stock for issuance, provides for the Company's Board of Directors, or a designated committee, to administer the 2000 Plan. Among the provisions within the 2000 Plan are the following: 1) options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Code; 2) grants may be made to employees, officers, directors, advisors and independent contractors of the Company and any non-employee member of the Company's Board of Directors; 3) incentive stock options may be granted to only officers and directors who are employees whereas non qualified stock options may be granted to employees, officers, directors, advisors and independent contractors; the exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the fair market value but in no event less than 50% of the fair market value.

 Employment Agreements

      Effective January 2000, the Company entered into an employment agreement with a new Chief Executive Officer ("CEO") and Director. Under the terms of the agreement, the new CEO is to receive annual compensation of $180,000. The agreement is for a one-year period renewable daily. In the event of termination, the CEO is entitled to a severance payment equal to one year's salary. In addition, the CEO received 390,625 shares of common stock. As discussed in Note 8, the CEO also received options to purchase 2,250,000 shares of the Company's common stock at $1.00 per share.

      Effective May, 2000, the Company entered into an employment agreement with corporate counsel. Under the terms of the agreement, the corporate counsel was to receive annual compensation of $90,000. The agreement is for a one-year period renewable daily. The contract also provide options for the purchase of 150,000 shares of the Company's common stock. In the event of termination, the corporate counsel is entitled to a severance payment equal to one year's salary.

 Consulting and Other Arrangements

      During the second quarter of fiscal 2000, the Company entered into a month to month consulting agreement with Thomas Bolera, DC, the Company's CEO during 1998 and 1999. The agreement originally called for compensation consisting of $5,000 per month. The Company could compensate Dr. Bolera with the Company's Common Stock in which the Company was to use best efforts in filing an S-8 registration statement pursuant to such issuance. 100,000 shares of the Company's Common Stock was issued during the third quarter of fiscal 2000 in connection therewith. Shortly after the execution of the consulting arrangement with Dr. Bolera, the agreement was terminated by the Company.

 Remuneration of Directors

      Each outside director (non-employee) receives 10,000 options per term elected, $250 for each telephonic meeting of the Board of Directors attended, and $1,000 for each meeting of the Board of Directors attended personally. Each director is entitled to receive reimbursement for reasonable expenses incurred to attend the meetings upon submittal of appropriate written documentation.


 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

 Principal Security Holders

      The following table sets forth, at December 31, 2000, certain information with respect to stock ownership of (i) all persons known by the Company to be beneficial owners of 5% or more of its outstanding Common Stock, (ii) each of the Company's directors and executive officers, and
 (iii) all directors and executive officers as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power over the shares of Common Stock listed below.

 Name and Address of     Number of Shares     # of Shares of Common Stock
 Beneficial Owner (1)  Beneficially Owned (2)     Beneficially Owned
 --------------------  ---------------------- ---------------------------
 Robert Flippin             2,640,625                    10.7%

 Mark Newman,DC               408,377                     1.8%

 Robert Verhey                      0                       0

 Judith Krueger                     0                       0


      The amount of shares beneficially owned by Mr. Flippin as noted above consist of 390,625 issued in connection with his employment agreement of 2000 and options to purchase the Company's Common Stock at a price of $1.00. See Note 11 to the Financial Statements contained elsewhere herein.

      The amount of shares beneficially owned by Dr. Newman consist of 408,377 shares of the Company's Common Stock which Dr. Newman acquired upon converting amounts owed by the Company during fiscal 2000. See Note 11 to the Financial Statements contained elsewhere herein.

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Thomas Bolera, a Director and the Company's Chief Executive Officer until January of 2000, along with David Russell, a Director and Chief Financial Officer until November of 1999, each own 25% of a professional employment organization by the name of American Outsource Strategies, Inc. ("AOS") which the Company contracts to lease all of the Company's non-professional employees. In addition to leasing non-professional employees to the Company, AOS also is contracted to provide all human resource functions for all professional employees of the Company. Under the terms of the agreement with AOS which originated in February of 1998, the agreement provides for a 12 month term which automatically renews each year unless a notice of termination is provided by either party. The agreement may be terminated by either party without cause by submitting a 60 day written notice to the other party of its intent to terminate. The Company is charged an amount equal to 5% of gross monthly payroll for professional and non-professional personnel. As of March 16, 2000, the Company had a past due balance of approximately $1.8 million with AOS which comprised of payroll that AOS outlayed on behalf of Tessa and associated fees.

      During the quarter ended March 31, 1998 the Company issued 1,846,000 shares of common stock to Thomas Bolera, a director of the Company and the Company's Chief Executive Officer until January 2000. Other issuances of common stock to directors and/or officers during the quarter were as follows: 75,000 shares of common stock were issued to Dayna Bolla, a director of the Company until January 2000; 250,000 shares of common stock issued to David Russell; 75,000 shares issued to Vaughn Dabbs, a director of the Company; and 500,000 shares of common stock were issued to Dr. Kim Christenson, a Director and President of the Company from October of 1999 until December 1999.

      Also during the quarter ended March 31, 1999, options to purchase 200,000 shares of common stock at a price of $1.00 were granted to Dr. Bolera, and options to purchase 250,000 shares of common stock at a price of $1.00 were granted to David Russell.


 Section 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K



   (a)       Exhibits

   None.


   (b)       Reports on Form 8-K

    On April 12, 2000, the Company filed in connection with the merger by and between the Company and Zaba International, Inc.

    On May 4, 2000, the Company filed in connection upon the completion of the Company's audited financial statements of its fiscal year ended December 31, 1999, and the completion of the merger by and between the Company and Zaba International, Inc.




 SIGNATURES

      In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2001.

 Tessa Complete Health Care, Inc.

 By:  /s/ Brian Regan, DC
 ------------------------------
 Brian Regan, DC, President and
 Chief Executive Officer