Form 10QSB
period 2001-03-31
TESSA COMPLETE HEALTH CARE INC/GA
filed 2001-05-16
CIK 859919

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB
                      ----------------------------------

                         QUARTERLY REPORT PURSUANT TO
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                         Commission File No. 0-21099
                      ----------------------------------

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

                          Yes [ X ]     No [   ]

 As of April 30, 2001, there were 39,310,006 shares of Common Stock outstanding.

 Documents incorporated by reference: None

 Item 1.   Financial Statements.

      The following financial statements of Tessa Complete Health Care, Inc. ("the Company") are included herein and are unaudited, but in the opinion of management include all adjustments necessary for fair presentation of the Company's financial condition as of March 31, 2001 and results of operations and cash flows for the three months ended March 31, 2001 and March 31, 2000, respectively:



                       TESSA COMPLETE HEALTH CARE, INC.
                               AND SUBSIDIARIES

                                BALANCE SHEETS
                                 (Unaudited)

                                                   March 31,      December 31,
                                                  ---------------------------
                                                      2001              2000
                                                  ---------------------------
  Current assets:
     Cash                                        $     8,833      $    24,049
                                                  ---------------------------
                     Total current assets              8,833           24,049

  Property and equipment, net                              -                -

  Deferred charges and other assets                  393,750          400,781
                                                  ---------------------------
  Total Assets                                       402,582          424,830
                                                  ===========================

  Current liabilties:
     Notes payable                                 1,323,838        1,323,838
     Accounts payable                              1,315,772        1,360,747
     Accrued expenses                              2,956,867        3,073,375
     Payable to professional employer
       organization                                2,663,458        2,663,458
     Stockholder loans payable                     1,874,158        1,874,158
                                                  ---------------------------
          Total current liabilities               10,134,092       10,295,576


  Stockholders' equity (deficit)
    Common stock, $.02 par value; 50,000,000
    shares authorized 32,917,072 shares issued
    and outstanding at 3/31/01 22,101,673
    shares issued and outstanding at 12/31/00        658,341          442,034
     Additional paid-in capital                   11,868,356       11,377,608
     Retained earnings (accumulated deficit)     (22,258,207)     (21,690,388)
                                                  ---------------------------
          Total stockholder's equity (deficit)    (9,731,510)      (9,870,746)
                                                  ---------------------------
  Total Liabilities and Stockholder's
    Equity (deficit)                             $   402,582      $   424,830
                                                  ===========================


                     See notes to consolidated financial statements

                       TESSA COMPLETE HEALTH CARE, INC.
                                AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 For the three months ended,
                                                           March 31,
                                                      2001          2000
                                                  -------------------------
 Revenues                                        $         -    $ 2,050,427

 Operating expenses:
    Caregiver compensation and benefits                    -        886,694
    Other practice costs                                   -        109,309
    Administrative compensation and benefits         127,986        620,685
    Occupancy costs                                    2,345        223,530
    Selling and administrative                             -         26,990
    Stock based compensation for consulting          430,456              -
    Depreciation and amortization                      7,032         60,127
                                                  -------------------------
 Total operating expenses                            567,819      1,927,335
                                                  -------------------------
 Income (loss) from operations                      (567,819)       123,092
                                                  -------------------------

    Finance related charges                                -        386,129
                                                  -------------------------
 Net loss                                        $  (567,819)   $  (263,037)
                                                  ==========     ==========
 Earnings (loss) per share                       $     (0.02)   $     (0.02)
                                                  ==========     ==========

 Weighted average shares outstanding              25,127,211     14,392,708


                     See notes to consolidated financial statements

                       TESSA COMPLETE HEALTH CARE, INC.
                             AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three-month period ended
                                                               March 31,
                                                           2001         2000
                                                         ----------------------
 Cash flows from operating activities:

    Net Loss                                            $ (567,819)  $ (263,037)

       Adjustments to reconcile net loss
          to net cash used in operating activities:

           Depreciation and amortization                     7,032       60,127
           Stock based compensation                        430,456            -

           Changes in current assets and liabilities:
               Decrease in accounts receivable                   -     (287,815)
               Increase (decrease) in accounts payable    (161,484)    (278,523)
                                                         ----------------------
    Net cash used in operating activities                 (291,815)    (769,248)

 Cash flows from investing activities:

    Cash outlay in connection with merger                        -     (112,500)
                                                         ----------------------
          Net cash used in investing activities                  -     (112,500)

 Cash flows from financing activities

    Proceeds from sale of stock                            253,300    1,000,000
                                                         ----------------------
    Net cash provided by financing activities              253,300    1,000,000
                                                         ----------------------

 Net increase (decrease) in cash and cash equivalents      (38,515)     118,252

 Cash and cash equivalents at beginning of period           24,049            -
                                                         ----------------------
 Cash and cash equivalents at end of period             $    8,833   $  118,252
                                                         ======================


                     See notes to consolidated financial statements

 TESSA COMPLETE HEALTH CARE, INC.
 AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.   Unaudited Interim Financial Statements

      The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements and these notes should be read in conjunction with the financial statements of the Company included in the Company's Annual Report for the years ended December 31, 2000 and 1999 as contained in the Company's Form 10K dated April 16, 2001.

 2.   Basis of Presentation

 Principles of consolidation

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities which the Company provided managerial services such as cash management and other financial systems. All significant inter-company transactions and balances have been eliminated.

 History and business activity

      Up to October of 2000, Tessa Complete Health Care, Inc., a physician practice management company, provided comprehensive management services to multi-disciplinary health care clinics. Such clinics provided chiropractic, physical therapy, neurological and other health care services to patients. During the period subsequent to October 2000, the Company shifted its focus from providing management services to establishing clinics within national health club chains within selected geographical regions versus working within the multi-disciplinary health care clinic asset acquisitions that took place primarily in 1998 and 1999. As a result of the restructuring described in Note 4 and the termination of the Purchase Agreement described in Note 5, Tessa effectively terminated its business relationships with all clinics during October 2000.

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

      The revenue generated by services to patients by the medical corporations was recorded when services were rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements were reported in the period when final settlements were determined.


 Administrative services

      Through September 2000, the Company had operated under administrative services relationships with medical corporations owned by one or more physicians. The physician(s) that owned or were clinic directors within the medical corporations were solely responsible for the practice of medicine and delivery of medical services. As described above, the revenues and expenses of the medical corporations were consolidated with the operations of the Company. The Company had operated such that it assisted in the management of day to day operations which included, but was not limited to, financial systems, financial management, and general bookkeeping functions.


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


 4.   Restructuring

      The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. In addition, due to the separation of the Company's relationship with certain medical corporations it had been providing managerial services for and the resulting elimination of operational funding from an Accounts Receivable Purchase Agreement (See
 Note 5 - Notes Payable - Medical Corporations contained elsewhere herein), the Company temporarily ceased operations during the fourth quarter of fiscal 2000 and into the first quarter of fiscal 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      Managerial restructurings continued into the first quarter of fiscal 2001 in that Mr. Flippin resigned and Dr. Brian Regan has been appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, and as Director. In addition, there have been other changes during the first quarter of fiscal 2001 to the Company's Board of Directors in that Norman Perry was added as a Director whereas Mr. Vener and Ms. Krueger resigned as Directors.

      As to financial restructurings, the Company has undertaken and executed plans which were initiated in fiscal 2000 and have continued into fiscal 2001 which have included: 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; and 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company. Although most of the debt negotiations remained unresolved at the close of fiscal 2000, the Company has reached agreement in April and May of 2001 such that debt in excess of $1.5 million dollars was eliminated in exchange for payments of approximately $68,000.

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

      As stated above, the Company has shifted its strategy during the first quarter of fiscal 2001 from growth through providing business services to pre-existing clinics to a strategy of establishing clinics within high-profile health clubs. This change was initiated primarily due to the difficulties the Company experienced in integrating pre-existing clinics and management practices with clinics that had primarily been acting independently for a substantial period of time. In addition, because of liquidity disruptions the Company experienced in its relationship with the above mentioned clinics, the Company experienced difficulties in generating enough revenue to cover the corporate overhead that was needed to manage the coast to coast coverage of clinics the Company was providing services to. By changing its focus to the health club setting in specific geographic regions, the Company believes that it can initially operate with a much reduced level of corporate and operational overhead. Also, by aligning itself with the health club market, the Company believes that it can obtain a built-in database of potential patients (club members), facilities, and equipment, without having to outlay substantial cash and stock for which it has in the past under its roll-up acquisition strategy. In addition, management believes it is also aligning itself with the relatively high growth market of sports and rehabilitative medicine versus the multi-disciplinary market with which the Company had experienced little or no profitability growth in the past. In connection with the aforementioned change in strategy, the Company has entered into an agreement with a large national health club chain to build-out and rent within certain facilities initially within the Maryland area.

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


 5.   Notes payable - Asset Purchase Agreement

      Operational funding for the medical corporations to which the Company provided managerial services to had primarily been provided through an Accounts Receivable Purchase Agreement ("Purchase Agreement") that was initially entered into with Dynacorp Financial Strategies, Inc. ("Dynacorp") during November of 1998. Throughout fiscal 1999 and 2000, the Company had been dependent upon funding as related to the relationship it had with Medical Corporations it had been providing business related services to in exchange for fees. The aforementioned Medical Corporations had financially been dependent upon advances it would receive from a Healthcare Accounts Receivable Purchase Agreement (the "Purchase Agreement") with DynaCorp Financial Strategies, Inc. ("DynaCorp" and the "Purchaser") the Medical
 Corporations entered into in November of 1998. At the time the Medical Corporations entered into the Purchase Agreements, the Company was a party to certain of the agreements with Purchaser. As a result, it is possible that the Purchaser may assert certain claims against the Company in connection with amounts owed by the Medical Corporations. In addition, the Company pledged the stock of any subsidiaries, existing or thereafter acquired, including all cash and non-cash proceeds from such shares, as security for the Purchase Agreements. As of March 31, 2001, the Company's subsidiaries have no assets. Management and legal counsel are in the process of reviewing the documentation and related legal issues concerning the validity of some or all of Tessa's obligations in connection with the Purchase Agreements. As of May 15, 2001, all correspondence from the Purchaser indicates that the obligations are owed by the Medical Corporations, not the Company, and as such all notices of default under the Purchase Agreements have been served only on the Medical Corporations and not on the Company.

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

      In connection with the purchase of the rights and interests of Dynacorp by Litchfield in May of 2000 and later the default by the medical corporations in connection with the Purchase Agreement, the relationship between Litchfield and the medical corporations was terminated. As a result, all accounts receivable previously recognized at the end of fiscal 1999 and throughout the first three quarters of fiscal 2000 were written down to zero.

      Finally, although initial actions by Litchfield with regard to the above mentioned defaults have indicated that the parties to the Purchase Agreement are Litchfield and the Medical Corporations, the Company is currently reviewing all matters pertaining to any potential obligations under the Purchase Agreement by the Company.

      For the quarter ended March 31, 2001, charges under the Purchase Agreement were zero as compared to the previous comparative period when the charges were $386,129.


   6.      Stockholders' equity

      During the quarter ended March 31, 2001, the Company entered into agreements related for consulting services to the restructuring the Company has currently undertaken. The first agreement was entered into on January 25, 2001 and provided consideration such that services which were valued at $500 per hour, could be exchanged for the right to purchase up to 2,414,732 shares of the Company's common stock at a price of $.046875 per share. An amended agreement was entered into on February 15, 2001 such that services which were valued at $500 per hour could be exchanged for the right to purchase up to 8,400,667 shares of the Company's common stock at a price of $.04 per share.

      Overall, all of the above mentioned options to purchase the Company's common stock at $.046875 and $.04, respectively, were exercised during the quarter ended March 31, 2001.


 Item 2.  Management's Discussion and Analysis or Plan of Operations Overview

      The following discussion should be read in conjunction with the Company's unaudited financial statements and notes included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

      The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three month
 periods   ended March  31, 2001 and 2000.

 Restructuring/Going Concern

      The Company's audited financial statements for the fiscal years ended December 31, 2000 and 1999 and the accompanying unaudited interim financial statements for the three months ended March 31, 2001 and 2000 have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. In addition, due to the separation of the Company's relationship with certain Medical Corporations it had been providing managerial services to due to the elimination of operational funding from an Accounts Receivable Purchase Agreement (See Note 5 - Notes Payable - Medical Corporations contained elsewhere herein) for the Medical Corporations, the Company temporarily ceased operations during the fourth quarter of fiscal 2000 and into the first quarter of fiscal 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company attributes much of the above mentioned losses and the resulting capital deficiency to integration difficulties the Company encountered during an expansion plan during fiscals 1998 and 1999 which increased the number of asset acquisitions at clinics from 8 to 33, and increased revenues from $2.1 million to $22 million for the fiscal years 1997 through 1999. To help address the above issues, the Company initiated managerial, financial, and operational restructurings during fiscal 2000 that have continued into fiscal 2001. In addition, the Company has shifted its business strategy from one of expansion through the acquisition of pre-existing multi-disciplinary practices to a strategy which involves the Company renting space within high profile health clubs and initiating rehabilitative type clinics within such health clubs.

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

      As to financial restructurings, the Company has undertaken and executed plans which were initiated in fiscal 2000 and have continued into fiscal 2001 which have included: 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; and 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company. Although most of the debt negotiations remained unresolved at the close of the quarter ended March 31, 2001, the Company reached agreement during April and May of 2001 such that debt in excess of $1.5 million dollars was eliminated exchange for payments of approximately $68,000.

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

      As stated above, the Company has shifted its strategy from growth through the acquisition of assets from pre-existing clinics to establishing clinics within high-profile health clubs. This change was initiated primarily due to the difficulties the Company experienced in integrating pre-existing clinics and management practices with clinics that had primarily been acting independently for a substantial period of time. In addition, because of liquidity disruptions the Company experienced in revenue from its business relationship with the above mentioned clinics, the Company experienced difficulties in generating enough revenue to cover the corporate overhead that was needed to manage the coast to coast coverage of clinics the Company was providing services to. By changing its focus to the health club setting in specific geographic regions, the Company believes that it can initially operate with a much reduced level of corporate and operational overhead. The Company also believes that by aligning itself with the health club market, it is provided with a built-in database of potential patients (club members) which the Company may have had to outlay substantial cash and stock for in the past with its roll-up acquisition strategy. In addition, the Company is also aligning itself with the relatively high growth market of sports and rehabilitative medicine versus the multi-disciplinary market the Company had experienced limited growth from in the past.

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


 Results of Operations

 Comparison of Results of Operations for the three months ended March 31, 2001 and 2000.

      Revenues decreased from $2,050,427 for the quarter ended March 31, 2000 to zero for the quarter ended March 31, 2001. The Company attributes the decrease in revenue to the elimination of revenue from management services during the first quarter of 2001 which the Company was providing to the Medical Corporations as a result of the separation of health care providers and due to the inability of the medical corporations to obtain financing upon the termination of the accounts receivable purchase agreement between the aforementioned medical corporations and Litchfield Financial Corporation ("Litchfield). See Liquidity and Capital Resources under the Management Discussion and Analysis section contained elsewhere herein.

      Operating expenses decreased by $1,359,516 to $567,819 for the quarter ended March 31, 2001 versus $1,927,335 for the prior year's comparative three month period. The Company attributes the decrease due to the elimination of all revenue producing operations and the elimination of all but one employees during the final quarter of fiscal 2000 and the first quarter of fiscal 2001.

      Amortization and depreciation expense decreased to $7,032 for the quarter ended March 31, 2001 versus $60,127 for the quarter ended March 31, 2000. The decrease is primarily attributable to the elimination and separation of certain clinic related assets to which the Company no longer had control over.

      Financing related charges decreased to zero for the quarter ended March 31, 2001 versus $386,129 for the prior year's comparative quarter. Previously recognized finance charges were attributed to the accounts receivable purchase agreement between Litchfield and the Medical Corporations the Company had been providing managerial services for. Upon the termination of the Purchase Agreement during the fourth quarter of fiscal 2000, and the resulting separation of the Company and the Medical Corporations, financing related charges were no longer recognized by the Company. See Liquidity and Capital Resource under the Management and Discussion Section contained elsewhere herein.

      As a result of the foregoing factors, the Company reported a net loss of $567,819 for the quarter ended March 31, 2001 versus a net loss of $263,037 for the prior year's comparative period. The Company reported a net loss per share of $.02 for both quarters ended March 31, 2001 and March 31, 2000.


 Liquidity and Capital Resources

      Cash flow from operations was a negative $291,815 for the fiscal year ended March 31, 2001 versus a negative $769,248 for the prior year's comparative period. The Company financed the negative cash flows through the sale of equity during both periods.

      Throughout fiscal 1999 and 2000, the Company has been dependent upon funding as related to the relationship it has had with Medical Corporations it had been providing business related services to in exchange for fees. The aforementioned Medical Corporations had financially been dependent upon advances it would receive from a Healthcare Accounts Receivable Purchase Agreement (the "Purchase Agreement") with DynaCorp Financial Strategies, Inc. ("DynaCorp" and the "Purchaser") the Medical Corporations entered into in November of 1998. At the time the Medical Corporations entered into the Purchase Agreements, the Company was a party to certain of the agreements with Purchaser. As a result, it is possible that the Purchaser may assert certain claims against the Company in connection with amounts owed by the Medical Corporations. As of March 31, 2001 the balance owed by the Medical Corporations under the Purchase Agreement totals approximately $9 million. The purchaser is holding accounts receivable which, if collected will be used to offset any obligations there under. The amount and collectibility of the accounts receivable cannot be determined at this time. In addition, the Company pledged the stock of any subsidiaries, existing or thereafter acquired, including all cash and non-cash proceeds from such shares as security for the Purchase Agreements. As of March 31, 2001, the Company's subsidiaries have no assets. Management and legal counsel are in the process of reviewing the document-ation and related legal issues concerning the validity of some or all of Tessa's obligations in connection with the Purchase Agreements. As of May 14, 2001, all correspondence from the Purchaser indicates that the obligations are owed by the Medical Corporations, not of the Company, and as such all notices of default under the Purchase Agreements have been served only on the Medical Corporations and not on the Company.

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

      During the third quarter of fiscal 2000, the above mentioned Purchase Agreement with Dynacorp was acquired by Litchfield Financial Corporation ("Litchfield"). Shortly after the above acquisition of accounts receivable by Litchfield, Litchfield determined that the agreements it had acquired in connection with the accounts receivable that had been generated by the medical corporations were in default relative to the collateral coverage as described in the Purchase Agreements. Litchfield then provided each medical corporation with a notice of default and shortly thereafter ceased all advances against accounts receivable generated by the medical corporations. As a result of the inability of the medical corporation's ability to pay Tessa for services, Tessa ceased all operations during November of 2000.

      Finally, although initial actions by Litchfield with regard to the above mentioned defaults have indicated that the parties to the Purchase Agreement are Litchfield and the Medical Corporations, the Company is currently reviewing all matters pertaining to any potential obligations under the Purchase Agreement by the Company.

      Financing related charges for the quarter ended March 31, 2001 were zero versus $386,129 for the prior year's comparative period. The finance charges reported in 2000 were attributed to the accounts receivable purchase agreement between Litchfield and the Medical Corporations the Company had been providing managerial services for, and which was not in effect during the first quarter of 2001.

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

      Management has recognized the Company's need to raise additional capital for working capital purposes, as well as to eliminate the existing debt. In response, the Company initiated plans during fiscal 2000 and into fiscal 2001 which have included: i) the conversion of debt to equity;
 ii) the conversion of debt to payment plans; iii) settlements of debt in exchange for heavily discounted lump sum payments by the Company. In addition, during January and February 2000, the Company completed a private placement of its common stock pursuant to Regulation D, Rule 504 promulgated under the Securities Act of 1933, as amended, under which it issued 1 million shares at a price of $1.00 per share. During the first quarter of 2001, options to purchase 2,414,732 shares of common stock at a price of $.046875 were exercised. In addition, options to purchase 8,400,667 shares of the Company's common stock at a price of $.04 per share were also exercised during the quarter ended March 31, 2001.

      The Company  cannot assure  that  its negotiations  and   restructuring
 plans will be successful, that it will be able to generate profits, or that it will have sufficient capital to continue operations.


 Part II.       OTHER INFORMATION


 Item 1.   Legal Proceedings

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

      The Company has been named as a defendant in the matter of Comasa Associates, Ltd. v. Tessa Complete Health Care, Inc. in the United States District Court for the Eastern District of New York, Case No. CV 00 5085, the Complaint of which alleges breach of a promissory note. During thefirst quarter of fiscal 2001, the Company reached a settlement with the plaintiff which will result in the Company's dismissal from the case.

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


 Item 2.   Changes in Securities.

      During the first quarter of 2001, options to purchase 2,414,732 shares of common stock at a price of $.046875 were exercised. In addition, options to purchase 8,400,667 shares of the Company's common stock at a price of $.04 per share were also exercised during the quarter.


 Item 3.   Defaults Upon Senior Securities.

      Other than as set forth elsewhere herein, there has been no material default with respect to any indebtedness of the Company required to be disclosed pursuant to this item.


 Item 4.   Submission of Matters to a Vote of Security Holders.

      There have been no matters submitted to a vote of security holders during the quarter ended March 31, 2001.


 Item 5.   Other Information.  None.


 Item 6.   Exhibits and Reports on Form 8-K

 (a)       Exhibits

             10.1   Consulting Agreement dated January 23, 2001.

             10.2   Addendum to Consulting Agreement dated February 15, 2001

 (b)       Reports on Form 8-K None.

 SIGNATURES
      In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2001.


 Tessa Complete Health Care, Inc.


 By:  /s/ Brian Regan, DC
 ------------------------------
 Brian Regan, DC, President and
 Chief Executive Officer