Form 10QSB
period 2001-06-30
TESSA COMPLETE HEALTH CARE INC/GA
filed 2001-08-14
CIK 859919

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB
                      ----------------------------------

                         QUARTERLY REPORT PURSUANT TO
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                         Commission File No. 0-21099
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

                          Yes [ X ]     No [   ]


 As of  July 31,   2001,  there   were 62,385,429 shares   of  Common   Stock
 outstanding.

 Documents incorporated by reference: None

 Item 1.   Financial Statements.

      The following financial statements of Tessa Complete Health Care, Inc. ("the Company") are included herein and are unaudited, but in the opinion of management include all adjustments necessary for fair presentation of the Company's financial condition as of June 30, 2001 and results of operations and cash flows for the three and six months ended June 30, 2001 and June 30, 2000, respectively:


                       TESSA COMPLETE HEALTH CARE, INC.

                                BALANCE SHEETS
                                 (Unaudited)


                                                    June 30,     December 31,
                                                  ---------------------------
                                                      2001              2000
                                                  ---------------------------
 Current Assets:
    Cash and cash equivalents                    $    68,519      $    24,049
    Prepaid Expenses                                   7,420                -
                                                  ---------------------------
       Total current assets                           75,939           24,049

 Property and Equipment, net                           2,912
 Deferred charges and other assets                   386,719          400,781
                                                  ---------------------------
       Total assets                              $   465,570      $   424,830
                                                  ===========================

 Current liabilities:
    Notes payable                                $   223,838      $ 1,323,838
    Current portion of long-term debt                      -                -
    Accounts payable                               1,288,177        1,360,747
    Accrued expenses                               2,056,746        3,073,375
    Payable to professional employer
      organization                                 2,573,458        2,663,458
    Stockholder loans payable                      1,715,725        1,874,158
                                                  ---------------------------
       Total liabilities                           7,857,944       10,295,576
 Stockholders' equity (deficit):
    Common stock: $0.02 par value; 500,000,000
      shares authorized; 52,067,095 outstanding
      at June 30, 2001; 22,101,673  outstanding
      at December 31, 2000                         1,021,342          442,034
    Additional paid-in capital                    12,645,410       11,377,608
    Accumulated deficit                          (21,059,127)     (21,690,388)
                                                  ---------------------------
       Total stockholders' equity (deficit)       (7,392,375)      (9,870,746)
                                                  ---------------------------
       Total liabilities and stockholders'
         equity (deficit)                        $   465,570      $   424,830
                                                  ===========================

       The accompanying notes are an integral part of these statements.

                       TESSA COMPLETE HEALTH CARE, INC.

                          STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                           For the three months ended,
                                        June 30                 June 30
                                  ---------------------   ---------------------
                                    2001        2000        2001        2000
                                  ---------   ---------   ---------   ---------
 Revenues                        $        -  $2,200,602           -   4,251,029

 Operating expenses
   Caregiver compensation and
     benefits                             -     791,017           -   1,677,711
   Other practice costs                   -     104,287           -     213,596
   Administrative compensation
     and benefits                    80,793     653,491     208,779   1,274,176
   Occupancy costs                   11,244     195,346      13,589     418,876
   Selling and administrative        38,458     121,390      38,457     148,380
   Depreciation and amortization      7,080      60,127      14,112     120,254
                                  ---------   ---------   ---------   ---------
 Total operating expenses           137,575   1,925,658     274,937   3,852,993

 Income (loss) from operations     (137,575)    274,944    (274,937)    398,036

 Other income (expense):
     Gain from restructuring      2,076,061           -   2,076,061           -
     Financing related charges            -    (399,264)          -    (785,393)
     Stock-based compensation      (715,359)    (80,222) (1,145,815)    (80,222)
 Total other income (expense)     1,360,702    (479,486)    930,246    (865,615)
                                  ---------   ---------   ---------   ---------
 Net income (loss)               $1,223,127  $ (204,542) $  655,308  $ (467,579)
                                  =========   =========   =========   =========
 Income (loss) per common share:

   Net income ( loss)            $     0.03  $    (0.01) $     0.02  $    (0.03)
                                  =========   =========   =========   =========
   Weighted average number of
     common shares outstanding   47,400,426  15,824,321  36,263,819  15,108,515


       The accompanying notes are an integral part of these statements.

                       TESSA COMPLETE HEALTH CARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                      For the six months ended
                                                                June 30,
                                                         ----------------------
                                                           2001         2000
                                                         ----------------------

 Cash flows from operating activities:
    Net Income                                          $  655,308   $ (467,579)
    Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation and amortization                        14,112      120,254
       Gain from debt restructuring                     (2,076,061)           -
       Stock issued in exchange for services             1,145,815            -
       Changes in current assets and liabilities:
          Increase (decrease) in accounts receivable             -     (187,814)
          Prepaid expenses                                  (7,420)           -
          Increase (decrease) in Accounts payable
            and accrued liabilities                       (285,323)  (1,149,230)
                                                         ----------------------
       Net cash used in operating activities              (553,569)  (1,684,369)
                                                         ----------------------
 Cash flows from investing activities:
    Acquisition of equipment                                (2,912)           -
    Cash outlay in connection with merger                        -     (112,500)
                                                         ----------------------
       Net cash used in investing activities                (2,912)    (112,500)
                                                         ----------------------
 Cash flows from financing activities:
    Proceeds from accounts receivable
      purchase agreement                                         -      150,000
    Proceeds from sale of stock                            625,000    1,646,869
                                                         ----------------------
        Net cash provided by financing activities       $  625,000   $1,796,869
                                                         ----------------------
 Net decrease in cash and cash equivalents              $   68,519   $        -
 Cash and cash equivalents at beginning of period       $        -   $        -
                                                         ----------------------
 Cash and cash equivalents at end of period             $   68,519   $        -
                                                         ----------------------


       The accompanying notes are an integral part of these statements.

                       TESSA COMPLETE HEALTH CARE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

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


 4.   Restructuring

      The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. In addition, due to the separation of the Company's relationship with certain medical corporations it had been providing managerial services for and the resulting elimination of operational funding from an Accounts Receivable Purchase Agreement (See
 Note 5 - Notes Payable - Medical Corporations contained elsewhere herein), the Company temporarily ceased operations during the fourth quarter of fiscal 2000 and into the first six months of fiscal 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      As to financial restructurings, the Company has undertaken and executed plans which were initiated in fiscal 2000 and have continued into fiscal 2001 which have included: 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; and 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company. During the second quarter of fiscal 2001, reached agreement on liabilities such that a restructuring gain of $2,076,061 was recognized during the quarter.

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

      As stated above, the Company has shifted its strategy during the first six months of fiscal 2001 from growth through providing business services to pre-existing clinics to a strategy of establishing clinics within high-profile health clubs. This change was initiated primarily due to the difficulties the Company experienced in integrating pre-existing clinics and management practices with clinics that had primarily been acting independently for a substantial period of time. In addition, because of liquidity disruptions the Company experienced in its relationship with the above mentioned clinics, the Company experienced difficulties in generating enough revenue to cover the corporate overhead that was needed to manage the coast to coast coverage of clinics the Company was providing services to. By changing its focus to the health club setting in specific geographic regions, the Company believes that it can initially operate with a much reduced level of corporate and operational overhead. Also, by aligning itself with the health club market, the Company believes that it can obtain a built-in database of potential patients (club members), facilities, and equipment, without having to outlay substantial cash and stock for which it has in the past under its roll-up acquisition strategy. In addition, management believes it is also aligning itself with the relatively high growth market of sports and rehabilitative medicine versus the multi-disciplinary market with which the Company had experienced little or no growth or profitability from in the past. In connection with the aforementioned change in strategy, the Company has entered into an agreement with a large national health club chain to build-out and rent within certain facilities initially within the Maryland area.

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


 5.        Notes payable - Asset Purchase Agreement

      Operational funding for the medical corporations to which the Company provided managerial services to had primarily been provided through an Accounts Receivable Purchase Agreement ("Purchase Agreement") that was initially entered into with Dynacorp Financial Strategies, Inc. ("Dynacorp") during November of 1998. Throughout fiscal 1999 and 2000, the Company had been dependent upon funding as related to the relationship it had with Medical Corporations it had been providing business related services to in exchange for fees. The aforementioned Medical Corporations had financially been dependent upon advances it would receive from a Healthcare Accounts Receivable Purchase Agreement (the "Purchase Agreement") with DynaCorp Financial Strategies, Inc. ("DynaCorp" and the "Purchaser") the Medical Corporations entered into in November of 1998. At the time the Medical Corporations entered into the Purchase Agreements, the Company was a party to certain of the agreements with Purchaser. As a result, it is possible that the Purchaser may assert certain claims against the Company in connection with amounts owed by the Medical Corporations. In addition, the Company pledged the stock of any subsidiaries, existing or thereafter acquired, including all cash and non-cash proceeds from such shares, as security for the Purchase Agreements. As of June 30, 2001, the Company's subsidiaries have no assets. Management and legal counsel are in the process of reviewing the documentation and related legal issues concerning the validity of some or all of Tessa's obligations in connection with the Purchase Agreements. As of August 14, 2001, all correspondence from the Purchaser indicates that the obligations are owed by the Medical Corporations, not the Company, and as such all notices of default under the Purchase Agreements have been served only on the Medical Corporations and not on the Company.

      Under the terms of the Purchase Agreement, medical corporations located in Ohio, Maryland, Washington, D.C., Florida, Illinois, Kentucky, California, Oregon, and Washington, agreed to sell and assign to Dynacorp, right title and interest in accounts receivable generated by the medical corporations. Upon the purchase of the proposed accounts receivable, Dynacorp agreed to advance an amount up to 60% of the net collectible value of proposed accounts receivables for an amount that was originally up to $5 million and subsequently increased to $8.5 million. In the event that Dynacorp collected an amount less than the amounts advanced by Dynacorp, the medical corporations in the aggregate were responsible to make up any difference between the amount collected and the amount due. To secure the collection of the receivables, Dynacorp had been provided a security interest in all assets of the medical corporations and certain officers of the corporations executed stock pledge agreements. Conversely, in the event that Dynacorp collected an excess of the amounts advanced by Dynacorp against the proposed accounts receivable, Dynacorp was to return the excess amount back to the Medical Corporations.

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

      For the six months ended June 30, 2001, charges under the Purchase Agreement were zero as compared to the previous comparative period when the charges were $785,393.


 6.   Stockholders' equity

      During the quarter ended March 31, 2001, the Company entered into agreements for consulting services related to the restructuring the Company has currently undertaken. The first agreement was entered into on January 25, 2001 and provided consideration such that services which were valued at $500 per hour, could be exchanged for the right to purchase up to 2,414,732 shares of the Company's common stock at a price of $.046875 per share. An amended agreement was entered into on February 15, 2001 such that services which were valued at $500 per hour could be exchanged for the right to purchase up to 8,400,667 shares of the Company's common stock at a price of $.04 per share. A second amendment was added in March of 2001 which decreased the right to purchase stock at a price of $.03 per share.

      During the first quarter of 2001, options to purchase 2,414,732 shares of common stock at a price of $.046875 and options to purchase 8,400,667 shares of the Company's common stock at a price of $.04 per share were exercised. In addition, during the second quarter of fiscal 2001, options to purchase 4,892,934 shares of common stock at a price of $.04 per share and options to purchase 12,500,000 shares of common stock at $.03 per share were exercised.

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

      The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the six month periods ended June 30, 2001 and 2000.

 Restructuring/Going Concern

      The Company's audited financial statements for the fiscal years ended December 31, 2000 and 1999 and the accompanying unaudited interim financial statements for the six months ended June 30, 2001 and 2000 have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. In addition, due to the separation of the Company's relationship with certain Medical Corporations it had been providing managerial services to due to the elimination of operational funding from an Accounts Receivable Purchase Agreement (See Note 5 - Notes Payable - Medical Corporations contained elsewhere herein) for the Medical Corporations, the Company temporarily ceased operations during the fourth quarter of fiscal 2000 and into the first quarter of fiscal 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      As to financial restructurings, the Company has undertaken and executed plans which were initiated in fiscal 2000 and have continued into fiscal 2001 which have included: 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; and 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company. During the second quarter of fiscal 2001, reached agreement on liabilities such that a restructuring gain of $2,076,061 was recognized during the quarter.

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

      As stated above, the Company has shifted its strategy from growth through the acquisition of assets from pre-existing clinics to establishing rehabilitative clinics within high-profile health clubs. This change was initiated primarily due to the difficulties the Company experienced in integrating pre-existing clinics and management practices with clinics that had primarily been acting independently for a substantial period of time. In addition, because of liquidity disruptions the Company experienced in revenue from its business relationship with the above mentioned clinics, the Company experienced difficulties in generating enough revenue to cover the corporate overhead that was needed to manage the coast to coast coverage of clinics the Company was providing services to. By changing its focus to the health club setting in specific geographic regions, the Company believes that it can initially operate with a much reduced level of corporate and operational overhead. The Company also believes that by aligning itself with the health club market, it is provided with a built-in database of potential patients (club members) which the Company may have had to outlay substantial cash and stock for in the past with its roll-up acquisition strategy. In addition, the Company is also aligning itself with the relatively high growth market of sports and rehabilitative medicine versus the multi-disciplinary market the Company had experienced limited growth from in the past.

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

 Results of Operations

 Comparison  of Results  of Operations  for  the three and six months   ended
 June 30, 2001 and 2000.

      Revenues decreased from $2,200,602 for the quarter ended June 30, 2000 to zero for the quarter ended June 30, 2001. For the six months ended June 30, 2000, revenues decreased from $4,251,029 to zero for the six months ended June 20, 2001. The Company attributes the decrease in revenue to the elimination of revenue from management services during the first two quarters of 2001 which the Company was providing to the Medical Corporations as a result of the separation of health care providers and due to the inability of the Medical Corporations to obtain financing upon the termination of the accounts receivable purchase agreement between the aforementioned Medical Corporations and Litchfield Financial Corporation ("Litchfield). See Liquidity and Capital Resources under the Management Discussion and Analysis section contained elsewhere herein.

      Operating expenses decreased by $1,788,084 to $137,575 for the quarter ended June 30, 2001 versus $1,925,658 for the prior year's comparative three month period. For the six months ended June 30, 2001, operating expenses decreased by $3,578,056 to $274,937 as compared to $3,852,993 for the prior year's comparative period. The Company attributes the decrease due to the elimination of all revenue producing operations and the elimination of all but one employee during the final quarter of fiscal 2000 and the first six months of fiscal 2001.

      Amortization and depreciation expense decreased to $7,080 for the quarter ended June 30, 2001 versus $60,127 for the quarter ended June 30, 2000. For the six months ended June 30, 2001, amortization and depreciation decreased to $14,112 from $120,254 for the prior year's comparative period. The decrease is primarily attributable to the elimination and separation of certain clinic related assets to which the Company no longer is providing managerial related services for.

      Financing related charges decreased to zero for the quarter ended June 30, 2001 versus $399,264 for the prior year's comparative quarter. For the six months ended June 30, 2001, financing related expenses were zero versus $785,393 for the prior year's comparative period. Previously recognized finance charges were attributed to the accounts receivable purchase agreement between Litchfield and the Medical Corporations the Company had been providing managerial services for. Upon the termination of the Purchase Agreement during the fourth quarter of fiscal 2000, and the resulting separation of the Company and the Medical Corporations, financing related charges were no longer recognized by the Company. See Liquidity and Capital Resource under the Management and Discussion Section contained elsewhere herein.

      Other income and expense related items consisted of matters pertaining the Company's efforts to restructure and eliminate debt. More specifically, during the quarter ended June 30, 2001, the Company recognized a gain from restructuring of $2,076,061 as a result of settlements and the elimination of certain liabilities. In connection with services rendered to assist with the Company's efforts to address the aforementioned restructuring, the
 Company issued stock-based compensation with a value of $715,359 for the quarter ended June 30, 2001. For the six months ended June 30, 2001, the Company issued stock-based compensation for a total value of $1,145,815, versus stock-based compensation valued at $80,222 for the prior year's comparative period.

      As a result of the foregoing factors, the Company reported a net income of $1,223,127 for the quarter ended June 30, 2001 versus a net loss of $204,542 for the prior year's comparative period. For the six months ended June 30, 2001, the Company reported net income of $655,308 as compared to a loss of $467,579 for the prior year's comparative period. The Company reported a net income per share of $.03 for the quarter ended June 30, 2001 versus a loss of $.01 for the quarter ended June 30, 2000. For the six months ended June 30, 2001, the Company reported net income per share of $.02 as compared to a loss per share of $.03 for the prior year's comparative period.

 Liquidity and Capital Resources

      Cash flow from operations was a negative $553,569 for the six months ended June 30, 2001 versus a negative $1,149,230 for the prior year's comparative period. The reduction in cash used for operations is primarily the result of the elimination of the Company's relationship with the Medical Corporations it had been providing managerial services for, and the elimination of the overhead that was required to support the infrastructure associated with such managerial services. The cash used during the six month period ended June 30, 2001 has been primarily used for supporting operations focused on; 1) the restructuring, the settlement, and the elimination of debt; and 2) and the re-establishment of revenue producing operations which currently consist of the establishing clinics within health club facilities.

      Throughout fiscal 1999 and 2000, the Company had been dependent upon funding as related to the relationship it has had with Medical Corporations it had been providing business related services to in exchange for fees. The aforementioned Medical Corporations had financially been dependent upon advances it would receive from a Healthcare Accounts Receivable Purchase Agreement (the "Purchase Agreement") with DynaCorp Financial Strategies, Inc. ("DynaCorp" and the "Purchaser") the Medical Corporations entered into in November of 1998. At the time the Medical Corporations entered into the Purchase Agreements, the Company was a party to certain of the agreements with Purchaser. As a result, it is possible that the Purchaser may assert certain claims against the Company in connection with amounts owed by the Medical Corporations. As of June 30, 2001 the balance owed by the Medical Corporations under the Purchase Agreement totals approximately $9 million. The purchaser is holding accounts receivable which, if collected will be used to offset any obligations there under. The amount and collectibility of the accounts receivable cannot be determined at this time. In addition, the Company pledged the stock of any subsidiaries, existing or thereafter acquired, including all cash and non-cash proceeds from such shares as security for the Purchase Agreements. As of June 30, 2001, the Company's subsidiaries have no assets. Management and legal counsel are in the process of reviewing the documentation and related legal issues concerning the validity of some or all of Tessa's obligations in connection with the Purchase Agreements. As of August 14, 2001, all correspondence from the Purchaser indicates that the obligations are owed by the Medical Corporations, not of the Company, and as such all notices of default under the Purchase Agreements have been served only on the Medical Corporations and not on the Company.

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

      Financing related charges decreased to zero for the quarter ended June 30, 2001 versus $399,264 for the prior year's comparative quarter. For the six months ended June 30, 2001, financing related expenses were zero versus $785,393 for the prior year's comparative period. Previously recognized finance charges were attributed to the accounts receivable purchase agreement between Litchfield and the Medical Corporations the Company had been providing managerial services for. Upon the termination of the Purchase Agreement during the fourth quarter of fiscal 2000, and the resulting separation of the Company and the Medical Corporations, financing related charges were no longer recognized by the Company.

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

      Management has recognized the Company's need to raise additional capital for working capital purposes, as well as to eliminate the existing debt. In response, the Company initiated plans during fiscal 2000 and into fiscal 2001 which have included: i) the conversion of debt to equity;
 ii) the conversion of debt to payment plans; iii) settlements of debt in exchange for heavily discounted lump sum payments by the Company. In addition, during January and February 2000, the Company completed a private placement of its common stock pursuant to Regulation D, Rule 504 promulgated under the Securities Act of 1933, as amended, under which it issued 1 million shares at a price of $1.00 per share. During the first quarter of 2001, options to purchase 2,414,732 shares of common stock at a price of $.046875 and options to purchase 8,400,667 shares of the Company's common stock at a price of $.04 per share were exercised. In addition, during the second quarter of fiscal 2001, options to purchase 4,892,934 shares of common stock at a price of $.04 per share and options to purchase 12,500,000 shares of common stock at $.03 per share were exercised.

      The Company  cannot assure   that  its negotiations  and  restructuring
 plans will be successful, that it will be able to generate profits, or that it will have sufficient capital to continue operations.

 Part II.   OTHER INFORMATION

 Item 1.   Legal Proceedings

      The Company has been named as a defendant in the matter of Woodburn Chiropractic Clinic and Patrick Owen v. Tessa Complete Health Care, Inc., et al., in the Circuit Court for the County of Clackamas, State of Oregon, Civil Action No. CCV0002608, the Complaint of which alleges breach of an employment contract. During the second quarter of fiscal 2001, the Company reached a settlement with the plaintiff which will result in the Company's dismissal from the case.

      The Company has been named as a defendant in the matter of Stephen Blevins v. Tessa Complete Health Care, Inc., et al., in the Circuit Court for the County of Du Page, State of Illinois, Civil Action No. 00L 00435, the Complaint of which alleges breach of an employment contract. Judgment was entered on February 8, 2001, for $62,890.57.

      The Company has been named as a defendant in the matter of Jack Schmitz
 v. Tessa Complete Health Care, Inc., et al., in the Superior Court for the County of San Bernardino, State of California, Case No. RCV 044995, the Complaint of which alleges wage claims and breach of an employment contract. The Company reached a settlement with the plaintiff and the case was dismissed as against the Company on April 30, 2001.

      The Company has been named as a defendant in the matter of  Christensen
 v. Tessa Complete Health Care, Inc., et al. in the Superior Court for the County of Clark, State of Washington, Case No. 01-2-00625-1, the Complaint of which alleges breach of employment contract and related claims. The Company is defending against this claim.

      The Company has been named as a defendant in the matter of Fryer v. Tessa Complete Health Care, Inc., et al. in the Court of Common Please for the County of Hamilton, State of Ohio, Case No. A00005007, the Complaint of which alleges breach of employment contract. . During the second quarter of fiscal 2001, the Company reached a settlement with the plaintiff which will result in the Company's dismissal from the case.

      The Company has been named as a defendant in the matter of Comasa Associates, Ltd. v. Tessa Complete Health Care, Inc. in the United States District Court for the Eastern District of New York, Case No. CV 00 5085, the Complaint of which alleges breach of a promissory note. The Company reached a settlement with the plaintiff and the case was dismissed on or about May 2, 2001.

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

      The Company has been named as a defendant in the matter of Melle v. Tessa Complete Health Care, Inc., et al. in the Superior Court for the county of San Diego, state of California, Case No. GIN013302, the Complaint of which alleges breach of contract and related claims. The Company is defending against these claims.

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

      The Company has been named as a defendant in the matter of Collier v. Tessa Complete Health Care, Inc., et al. in the United States District Court, District of Oregon, Case No. CV 00 1794 KI, the Complaint of which arises out of a judgment previously obtained by the plaintiff against Spine & Rehabilitation Centers of Oregon, P.C., a Medical Corporation, for breach of an employment contract. The Company was not a party to the previous litigation matter. The case was dismissed on May 1, 2001, and plaintiff re-filed the case in the Circuit Court for the County of Multnomah, State of Oregon, Case No. 0105 05256. The Company is defending against these claims.

      The Company has been named as a defendant in the matter of Thelander v. Tessa Complete Health Care, Inc., et al. in the United States District Court, District of Oregon, Case No. CV 00 1793 ST, the Complaint of which arises out of a judgment previously obtained by the plaintiff against Spine & Rehabilitation Centers of Oregon, P.C., a Medical Corporation for breach of an employment contract. The Company was not a party to the previous litigation matter. The case was dismissed on May 1, 2001, and plaintiff re-filed the case in the Circuit Court for the County of Multnomah, State of Oregon, Case No. 0105 05257. The Company is defending against these claims.

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

 Item 2.   Changes in Securities.

      During the first quarter of 2001, options to purchase 2,414,732 shares of common stock at a price of $.046875 and options to purchase 8,400,667 shares of the Company's common stock at a price of $.04 per share were exercised. In addition, during the second quarter of fiscal 2001, options to purchase 4,892,934 shares of common stock at a price of $.04 per share and options to purchase 12,500,000 shares of common stock at $.03 per share were exercised.


 Item 3.   Defaults Upon Senior Securities.

      Other than as set forth elsewhere herein, there has been no material default with respect to any indebtedness of the Company required to be disclosed pursuant to this item.

 Item 4.   Submission of Matters to a Vote of Security Holders.

      During June of 2001, the Company held its Annual Stockholder's Meeting at which time the following matters were presented and approved by a majority of the Company's stockholders: (1) the election of three directors of the Company to serve for a one-year term expiring upon the 2002 Annual Meeting of Stockholders or until their successors are duly elected; (2) the amendment of the Company's Articles of Incorporation increasing the authorized number of shares of Common Stock from 50,000,000 to 500,000,000;
 (3) the approval of an amendment of the Company's 2001 Stock Incentive Plan ("the Plan") to increase the number of shares of Common Stock reserved for issuance under the Plan from an aggregate of 1,500,000 to 50,000,000; (4) the approval of an amendment to the Company's Articles of Incorporation changing the name of the Company to a name as yet to be determined by the Board of Directors; and (5) the ratification of Horton & Company, L.L.C. as the independent auditors of the Company for the fiscal year ending December 31, 2001.

      No other matters were submitted to a vote of stockholders during the quarter ended June 30, 2001.

 Item 5.   Other Information.  None.

 Item 6.   Exhibits and Reports on Form 8-K

 (a)       Exhibits

      Second Addendum to consulting agreement dated March 28, 2001.

 (b)       Reports on Form 8-K None.


 SIGNATURES

      In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

 Tessa Complete Health Care, Inc.

 By:  /s/ Brian Regan, DC
 ------------------------------
 Brian Regan, DC, President and
 Chief Executive Officer