Form 10QSB
period 2001-09-30
TESSA COMPLETE HEALTH CARE INC/GA
filed 2001-11-15
CIK 859919

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB
                      ----------------------------------

                         QUARTERLY REPORT PURSUANT TO
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

                          Yes [ X ]     No [   ]

 As of November 1, 2001, there were 174,185,974 shares of Common Stock outstanding.


 Documents incorporated by reference: None

 Item 1.   Financial Statements.

      The following financial statements of Tessa Complete Health Care, Inc. ("the Company") are included herein and are unaudited, but in the opinion of management include all adjustments necessary for fair presentation of the Company's financial condition as of September 30, 2001 and results of operations and cash flows for the three and nine months ended September 30, 2001 and September 30, 2000, respectively:


                       TESSA COMPLETE HEALTH CARE, INC.
                                BALANCE SHEET
                                 (Unaudited)


            ASSETS
                                                 September 30,   December 31,
                                                      2001          2000
                                                  ---------------------------
 Current Assets:
   Cash and cash equivalents                     $    19,000      $    24,049
   Prepaid Expenses                                   13,944                -
   Receivable - Loan                                  43,000                -
                                                  ---------------------------
      Total current assets                            75,945           24,049

 Property and Equipment, net                           2,764                -
 Deferred charges and other assets                   379,687          400,781
                                                  ---------------------------
      Total assets                               $   458,396      $   424,830
                                                  ===========================


                                                 September 30,   December 31,
                                                      2001          2000
                                                  ---------------------------
 Current liabilities:
   Notes payable                                 $         -      $ 1,323,838
   Current portion of long-term debt                       -                -
   Accounts payable                                        -        1,360,747
   Accrued expenses                                  501,509        3,073,375
   Payable to professional employer
     organization                                  2,573,458        2,663,458
   Stockholder loans payable                               -        1,874,158
                                                  ---------------------------
      Total liabilities                            3,074,967       10,295,576
                                                  ---------------------------
 Stockholders' equity (deficit):
   Common stock: $0.02 par value; 500,000,000
      shares authorized; 96,910,400 outstanding
      at September 30, 2001; 22,101,673
      outstanding at December 31, 2000             1,938,208          442,034
   Additional paid-in capital                     14,440,810       11,377,608
   Accumulated deficit                           (18,995,589)     (21,690,388)
                                                  ---------------------------
      Total stockholders' equity (deficit)        (2,616,571)      (9,870,746)
                                                  ---------------------------
      Total liabilities and stockholders'
        equity (deficit)                         $   458,396      $   424,830
                                                  ===========================

       The accompanying notes are an integral part of these statements.

                       TESSA COMPLETE HEALTH CARE, INC.

                          STATEMENT OF OPERATIONS
                                 (Unaudited)

                                     For the three            For the nine
                                      months ended            months ended
                                     September  30,           September 30,
                                    2001        2000        2001        2000
                                  ---------   ---------   ---------   ---------
 Revenues                        $        -  $1,709,263  $        -  $5,960,292

 Operating expenses
   Caregiver compensation and
     benefits                             -     706,805           -   2,384,516
   Other practice costs                   -      58,128           -     271,724
   Administrative compensation
     and benefits                    51,005     416,752     259,784   1,690,928
   Occupancy costs                    8,590     167,316      22,179     586,192
   Selling and administrative       186,073      58,152     224,530     206,532
   Depreciation and amortization      7,179      60,127      21,291     180,381
                                  ---------   ---------   ---------   ---------
 Total operating expenses           252,847   1,467,280     527,784   5,320,273

 Income (loss) from operations     (252,847)    241,983    (527,784)    640,019

 Other income (expense):
   Gain from restructuring        4,658,650           -   6,734,711
   Financing related charges              -    (413,197)          -  (1,198,590)
   Stock-based compensation      (2,342,266)          -  (3,488,081)    (80,222)
                                  ---------   ---------   ---------   ---------
  Total other income (expense)    2,316,384    (413,197)  3,246,630  (1,278,812)

  Net income (loss)              $2,063,537  $ (171,214) $2,718,846  $ (638,793)
                                  =========   =========   =========   =========
  Income (loss) per common share:

  Net income ( loss)             $     0.03  $    (0.01) $     0.06  $    (0.04)
                                  =========   =========   =========   =========
  Weighted average number of
   common shares outstanding     75,115,706  18,046,447  49,214,448  16,087,825


       The accompanying notes are an integral part of these statements.

                       TESSA COMPLETE HEALTH CARE, INC.

                          STATEMENT OF CASH FLOWS
                                                              (Unaudited)

                                                       For the nine months ended
                                                             September 30,
                                                         ----------------------
                                                           2001         2000
                                                         ----------------------
 Cash flows from operating activities:
   Net Income                                           $ 2,718,846  $ (638,793)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization                          21,291     180,381
      Gain from debt restructuring                       (6,734,711)          -
      Stock issued in exchange for services               3,488,081           -
      Changes in current assets and liabilities:
         Increase (decrease) in accounts receivable          43,000    (187,814)
         Prepaid expenses                                   (13,944)          -
         Increase (decrease) in  Accounts payable
           and accrued liabilities                         (405,799) (1,501,810)
                                                         ----------------------
       Net cash used in operating activities               (883,236) (2,148,036)
                                                         ----------------------

 Cash flows from investing activities:
   Acquisition of equipment                                  (2,764)          -
   Cash outlay in connection with merger                          -    (112,500)
                                                         ----------------------
      Net cash used in investing activities                  (2,764)   (112,500)
                                                         ----------------------
 Cash flows from financing activities:
   Proceeds from accounts receivable purchase agreement           -           -
   Proceeds from sale of stock                                    -   2,399,184
                                                         ----------------------
       Net cash provided by financing activities        $   905,000  $2,399,184
                                                         ----------------------
 Net decrease in cash and cash equivalents              $    19,000  $  138,648
 Cash and cash equivalents at beginning of period       $         -  $        -
                                                         ----------------------
 Cash and cash equivalents at end of period             $    19,000  $  138,648
                                                         ----------------------

       The accompanying notes are an integral part of these statements.

                       TESSA COMPLETE HEALTH CARE, INC.
                               AND SUBSIDIARIES

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


 4.   Restructuring

      The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. In addition, due to the separation of the Company's relationship with certain medical corporations it had been providing managerial services for and the resulting elimination of operational funding from an Accounts Receivable Purchase Agreement (See
 Note 5 - Notes Payable - Medical Corporations contained elsewhere herein), the Company temporarily ceased operations during the fourth quarter of fiscal 2000 and into the first nine months of fiscal 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company attributes much of the above mentioned losses and the resulting capital deficiency to integration difficulties the Company encountered during an expansion plan during fiscals 1998 and 1999 which increased the number of asset acquisitions at clinics from 8 to 33 and increased revenues from $2.1 million to $22 million for the fiscal years 1997 through 1999. To help address the above issues, the Company initiated managerial, financial, and operational restructurings during fiscal 2000 that have continued into fiscal 2001. In addition, the Company has shifted its business strategy from one of expansion through providing business services to pre-existing multi-disciplinary practices to a strategy which involves the Company renting space within high profile health clubs and initiating rehabilitative type clinics. The start of such operations have commenced during October of 2001.

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

      Managerial restructurings continued into fiscal 2001 in that Mr. Flippin resigned and Dr. Brian Regan has been appointed as the
 Company's President, Chief Executive Officer, Chief Financial Officer, and as Director. There have been other changes during the first quarter of fiscal 2001 to the Company's Board of Directors in that Norman Perry was added as a Director whereas Mr. Vener and Ms. Krueger resigned as Directors. In addition, in July of 2001, Dr. Mark Newman, a Director of the Company was appointed Vice-President.

      As to financial restructurings, the Company has undertaken and executed plans which were initiated in fiscal 2000 and have continued into fiscal 2001 which have included: 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; and 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company. During the third quarter of fiscal 2001, a restructuring gain of $4,658,650 was recognized during the quarter as a result of settlement agreements and the elimination of liabilities.

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

      As stated above, the Company has shifted its strategy during the first nine months of fiscal 2001 from growth through providing business services to pre-existing clinics to a strategy of establishing clinics within high-profile health clubs. This change was initiated primarily due to the difficulties the Company experienced in integrating pre-existing clinics and management practices with clinics that had primarily been acting independently for a substantial period of time. In addition, because of liquidity disruptions the Company experienced in its relationship with the above mentioned clinics, the Company experienced difficulties in generating enough revenue to cover the corporate overhead that was needed to manage the coast to coast coverage of clinics the Company was providing services to. By changing its focus to the health club setting in specific geographic regions, the Company believes that it can initially operate with a much reduced level of corporate and operational overhead. Also, by aligning itself with the health club market, the Company believes that it can obtain a built-in database of potential patients (club members), facilities, and equipment, without having to outlay substantial cash and stock for which it has in the past under its roll-up acquisition strategy. In addition, management believes it is also aligning itself with the relatively high growth market of sports and rehabilitative medicine versus the multi-disciplinary market with which the Company had experienced little or no growth or profitability from in the past. In connection with the aforementioned change in strategy, the Company has entered into an agreement with a large national health club chain to build-out and rent within certain facilities initially within the Maryland area. The operations of this new strategy have commenced during October of 2001.

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


 5.        Notes payable - Asset Purchase Agreement

      Operational funding for the medical corporations to which the Company provided managerial services to had primarily been provided through an Accounts Receivable Purchase Agreement ("Purchase Agreement") that was initially entered into with Dynacorp Financial Strategies, Inc. ("Dynacorp") during November of 1998. Throughout fiscal 1999 and 2000, the Company had been dependent upon funding as related to the relationship it had with Medical Corporations it had been providing business related services to in exchange for fees. The aforementioned Medical Corporations had financially been dependent upon advances it would receive from a Healthcare Accounts Receivable Purchase Agreement (the "Purchase Agreement") with DynaCorp Financial Strategies, Inc. ("DynaCorp" and the "Purchaser") the Medical Corporations entered into in November of 1998. At the time the Medical Corporations entered into the Purchase Agreements, the Company was a party to certain of the agreements with Purchaser and the Purchaser may have been able to assert certain claims against the Company in connection with amounts owed by the Medical Corporations. During August of 2001, however, the Company and Purchaser entered into a settlement agreement in which in exchange for the Company's assistance in collection of outstanding accounts receivable, the Purchaser would release the Company from potential claims that it may have with respect to the Purchase Agreement.

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

      For the nine months ended September 30, 2001, charges under the Purchase Agreement were zero as compared to the previous comparative period when the charges were $1,198,590.


 6.   Stockholders' equity

      During the quarter ended March 31, 2001, the Company entered into agreements for consulting services related to the restructuring the Company has currently undertaken. The first agreement was entered into on January 25, 2001 and provided consideration such that services which were valued at $500 per hour, could be exchanged for the right to purchase up to 2,414,732 shares of the Company's common stock at a price of $.046875 per share. An amended agreement was entered into on February 15, 2001 such that services which were valued at $500 per hour could be exchanged for the right to purchase up to 8,400,667 shares of the Company's common stock at a price of $.04 per share. The above mentioned agreements were updated and amended during May and August of 2001 to provide for the right to purchase stock at a price of $.03 per share.

      Overall, all of the above mentioned options to purchase the Company's common stock at $.046875, $.04, and $.03 respectively, were exercised during the nine months ended September 30, 2001.

      In addition, in connection with the execution of an employment agreement by and between the Company and Dr. Mark Newman, the Company issued 2,000,000 shares of the Company's common stock.

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

      The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three and
 nine month periods   ended September 30, 2001 and 2000.

 Restructuring/Going Concern

      The Company's audited financial statements for the fiscal years ended December 31, 2000 and 1999 and the accompanying unaudited interim financial statements for the three and nine months ended September 30, 2001 and 2000 have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. In addition, due to the separation of the Company's relationship with certain Medical Corporations it had been providing managerial services to due to the elimination of operational funding from an Accounts Receivable Purchase Agreement (See Note 5 - Notes Payable - Medical Corporations contained elsewhere herein) for the Medical Corporations, the Company temporarily ceased operations during the fourth quarter of fiscal 2000 and into the first three quarters of fiscal 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      Managerial restructurings continued into fiscal 2001 in that Mr. Flippin resigned and Dr. Brian Regan has been appointed as the
 Company's President, Chief Executive Officer, Chief Financial Officer, and as Director. There have been other changes during the first quarter of fiscal 2001 to the Company's Board of Directors in that Norman Perry was added as a Director whereas Mr. Vener and Ms. Krueger resigned as Directors. In addition, in July of 2001, Dr. Mark Newman, a Director of the Company was appointed Vice-President.

      As to financial restructurings, the Company has undertaken and executed plans which were initiated in fiscal 2000 and have continued into fiscal 2001 which have included: 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; and 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company. During the third quarter of fiscal 2001, a restructuring gain of $4,658,650 was recognized during the quarter as a result of settlement agreements and the elimination of liabilities.

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

 Results of Operations

 Comparison  of   Results   of   Operations   for  the three and nine  months
 ended September 30, 2001 and 2000.

      Revenues decreased from $1,709,263 for the quarter ended September 30, 2000 to zero for the quarter ended September 30, 2001. For the nine months ended September 30, 2000, revenues decreased from $5,960,292 to zero for the nine months ended September 30, 2001. The Company attributes the decrease in revenue to the elimination of revenue from management services during the first three quarters of 2001 which the Company was providing to the Medical Corporations as a result of the separation of health care providers and due to the inability of the Medical Corporations to obtain financing upon the termination of the accounts receivable purchase agreement between the aforementioned Medical Corporations and Litchfield Financial Corporation ("Litchfield). See Liquidity and Capital Resources under the Management Discussion and Analysis section contained elsewhere herein.

      Operating expenses decreased by $1,214,433 to $252,847 for the quarter ended September 30, 2001 versus $1,467,280 for the prior year's comparative three month period. For the nine months ended September 30, 2001, operating expenses decreased by $4,792,489 to $527,784 as compared to $5,320,273 for the prior year's comparative period. The Company attributes the decrease due to the elimination of all revenue producing operations and the elimination of all but one employee during the final quarter of fiscal 2000 and the first nine months of fiscal 2001.

      Amortization and depreciation expense decreased to $7,179 for the quarter ended September 30, 2001 versus $60,127 for the quarter ended
 September 30, 2000. For the nine months ended September 30, 2001, amortization and depreciation decreased to $21,291 from $180,381 for the prior year's comparative period. The decrease is primarily attributable to the elimination and separation of certain clinic related assets to which the Company no longer is providing managerial related services for.

      Financing related charges decreased to zero for the quarter ended September 30, 2001 versus $413,197 for the prior year's comparative quarter. For the nine months ended September 30, 2001, financing related expenses were zero versus $1,198,590 for the prior year's comparative period. Previously recognized finance charges were attributed to the accounts receivable purchase agreement between Litchfield and the Medical Corporations the Company had been providing managerial services for. Upon the termination of the Purchase Agreement during the fourth quarter of fiscal 2000, and the resulting separation of the Company and the Medical Corporations, financing related charges were no longer recognized by the Company. See Liquidity and Capital Resource under the Management and Discussion Section contained elsewhere herein.

      Other income and expense related items consisted of matters pertaining the Company's efforts to restructure and eliminate debt. More specifically, during the quarter ended September 30, 2001, the Company recognized a gain from restructuring of $4,658,650 as a result of settlements and the elimination of certain liabilities. In connection with services rendered to assist with the Company's efforts to address the aforementioned restructuring, the Company issued stock-based compensation with a value of $2,342,266 for the quarter ended September 30, 2001. For the nine months ended September 30, 2001, the Company issued stock-based compensation for a total value of $3,488,081, versus stock-based compensation valued at $80,222 for the prior year's comparative period.

      As a result of the foregoing factors, the Company reported a net income of $2,063,357 for the quarter ended September 30, 2001 versus a net loss of $413,197 for the prior year's comparative period. For the nine months ended September 30, 2001, the Company reported net income of $2,718,846 as compared to a loss of $638,793 for the prior year's comparative period. The Company reported a net income per share of $.03 for the quarter ended September 30, 2001 versus a loss of $.01 for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, the Company reported net income per share of $.06 as compared to a loss per share of $.04 for the prior year's comparative period.

 Liquidity and Capital Resources

      Cash flow from operations was a negative $883,236 for the nine months ended September 30, 2001 versus a negative $2,148,036 for the prior year's comparative period. The reduction in cash used for operations is primarily the result of the elimination of the Company's relationship with the Medical Corporations it had been providing managerial services for, and the elimination of the overhead that was required to support the infrastructure associated with such managerial services. The cash used during the nine month period ended September 30, 2001 has been primarily used for supporting operations focused on; 1) the restructuring, the settlement, and the elimination of debt; and 2) and the re-establishment of revenue producing operations which currently consist of the establishing clinics within health club facilities.

      Throughout fiscal 1999 and 2000, the Company had been dependent upon funding as related to the relationship it has had with Medical Corporations it had been providing business related services to in exchange for fees. The aforementioned Medical Corporations had financially been dependent upon advances it would receive from a Healthcare Accounts Receivable Purchase Agreement (the "Purchase Agreement") with DynaCorp Financial Strategies, Inc. ("DynaCorp" and the "Purchaser") the Medical Corporations entered into in November of 1998. At the time the Medical Corporations entered into the Purchase Agreements, the Company was a party to certain of the agreements with Purchaser. As a result, it was possible that the Purchaser may have asserted certain claims against the Company in connection with amounts owed by the Medical Corporations. During the third quarter of fiscal 2001, the Company and the Purchaser entered into a settlement agreement in which eliminated potential claims in exchange for the Company's cooperation in collecting outstanding accounts receivable subject to the Purchase Agreement.

      Financing related charges decreased to zero for the quarter ended September 30, 2001 versus $413,197 for the prior year's comparative quarter. For the nine months ended June 30, 2001, financing related expenses were zero versus $1,198,590 for the prior year's comparative period. Previously recognized finance charges were attributed to the accounts receivable purchase agreement between Litchfield and the Medical Corporations the Company had been providing managerial services for. Upon the termination of the Purchase Agreement during the fourth quarter of fiscal 2000, and the resulting separation of the Company and the Medical Corporations, financing related charges were no longer recognized by the Company.

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

 Management has recognized the Company's need to raise additional capital for working capital purposes, as well as to eliminate the existing debt. In response, the Company initiated plans during fiscal 2000 and into fiscal 2001 which have included: i) the conversion of debt to equity;
 ii) the conversion of debt to payment plans; iii) settlements of debt in exchange for heavily discounted lump sum payments by the Company. In addition, during January and February 2000, the Company completed a private placement of its common stock pursuant to Regulation D, Rule 504 promulgated under the Securities Act of 1933, as amended, under which it issued 1 million shares at a price of $1.00 per share. During the first quarter of 2001, options to purchase 2,414,732 shares of common stock at a price of $.046875 and options to purchase 8,400,667 shares of the Company's common stock at a price of $.04 per share were exercised. During the second quarter of fiscal 2001, options to purchase 4,892,934 shares of common stock at a price of $.04 per share and options to purchase 12,500,000 shares of common stock at $.03 per share were exercised. . The above mentioned agreements were updated and amended during May and August of 2001 to provide for the right to purchase stock at a price of $.03 per share.

      The Company  cannot assure  that  its negotiations  and   restructuring
 plans will be successful, that it will be able to generate profits, or that it will have sufficient capital to continue operations.


 Part II.   OTHER INFORMATION

 Item 1.   Legal Proceedings

      The Company has been named as a defendant in the matter of Woodburn Chiropractic Clinic and Patrick Owen v. Tessa Complete Health Care, Inc., et al., in the Circuit Court for the County of Clackamas, State of Oregon, Civil Action No. CCV0002608, the Complaint of which alleges breach of an employment contract. The Company reached a settlement with the plaintiff and the case was dismissed on September 14, 2001.

      The Company has been named as a defendant in the matter of  Christensen
 v. Tessa Complete Health Care, Inc., et al. in the Superior Court for the County of Clark, State of Washington, Case No. 01-2-00625-1, the Complaint of which alleges breach of employment contract and related claims. The Company is defending against this claim.

      The Company has been named as a defendant in the matter of Fryer v. Tessa Complete Health Care, Inc., et al. in the Court of Common Please for the County of Hamilton, State of Ohio, Case No. A00005007, the Complaint of which alleges breach of employment contract. The Company has reached a settlement with the plaintiff which will result in the Company's dismissal from the case.

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

      The Company has been named as a defendant in the matter of Melle v. Tessa Complete Health Care, Inc., et al. in the San Diego Superior Court Case No. GIN013302, the Complaint of which alleges breach of contract and related claims. The Company reached a settlement with the plaintiff and the case was dismissed on August 31, 2001.

      The Company has been named as a defendant in the matter of Simons v. Tessa Complete Health Care, Inc., et al. in the United States District Court, Eastern District of Kentucky at Covington, Case No. 99-207, the Complaint of which alleges breach of contract and related claims. A Cross-Complaint has been filed against the Company by Litchfield Financial Corporation, one of the defendants in the case. The Company has reached settlements which will result in the Company's dismissal from the case.

      The Company has been named as a defendant in the matter of Collier v. Tessa Complete Health Care, Inc., in the Circuit Court for the County of Multnomah, State of Oregon, Case No. 0105 05256, the Complaint of which arises out of a judgment previously obtained by the plaintiff against Spine & Rehabilitation Centers of Oregon, P.C., a medical corporation, for breach of an employment contract. The Company was not a party to the previous litigation matter. The Company is defending against these claims.

      The Company has been named as a defendant in the matter of Thelander v. Tessa Complete Health Care, Inc., et al. in the Circuit Court for the County of Multnomah, State of Oregon, Case No. 0105 05257, the Complaint of which arises out of a judgment previously obtained by the plaintiff against Spine & Rehabilitation Centers of Oregon, P.C., a medical corporation for breach of an employment contract. The Company was not a party to the previous litigation matter. The Company is defending against these claims.

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


 Item 2.   Changes in Securities.

      During the third quarter of 2001, options to purchase 8,400,000 shares of common stock at a price of $.03 per share were exercised. In addition, 2,000,000 shares of the Company's common stock was issued to Dr. Mark Newman in connection with the appointment of Dr. Newman as Vice President of the Company and the resulting employment agreement.


 Item 3.   Defaults Upon Senior Securities.

      Other than as set forth elsewhere herein, there has been no material default with respect to any indebtedness of the Company required to be disclosed pursuant to this item.


 Item 4.   Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of stockholders during the quarter ended September 30, 2001.


 Item 5.   Other Information.  None.


 Item 6.   Exhibits and Reports on Form 8-K

 (a)       Exhibits

           10.1  Employment Agreement effective as of July 2, 2001.


 (b)       Reports on Form 8-K None.

 SIGNATURES

      In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2001.

 Tessa Complete Health Care, Inc.

 By:  /s/ Brian Regan, DC
 ------------------------------
 Brian Regan, DC, President and
 Chief Executive Officer