Form 10KSB
period 2001-12-31
TESSA COMPLETE HEALTH CARE INC/GA
filed 2002-04-16
CIK 859919

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-KSB

   [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

 The Registrant's revenues for the fiscal year ended December 31, 2001 totaled $29,612.

 As of April 12, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for this purpose that only directors, officers, and stockholders holding 5% or more of the Common Stock, of the Registrant are affiliates of the Registrant), based on the average of the closing bid and asked prices on that date, was approximately $100,065,544.

 As of  April  12,  2002,  there  were 416,953,447 shares  of  Common   Stock
 outstanding.

 Documents incorporated by reference: None

 PART I.

 Item 1.   DESCRIPTION OF BUSINESS

 The Business and History

      Tessa Complete Health Care, Inc. ("Tessa" and the "Company") was originally incorporated in August of 1997 in the State of Delaware as a physician practice management company providing comprehensive management services under administrative relationships to multi-specialty rehabilitative care clinics. These clinics have provided medical, physical therapy, chiropractic, neurological, and other rehabilitative health care services to patients.

      During February of 1998, the Company effected a business combination whereby all outstanding shares of the Company's Common Stock were acquired by Structofab, Inc., a Georgia corporation ("Structofab"), in exchange for an equal amount of Structofab's Common Stock. The business combination was accounted for as a reverse acquisition whereby Structofab was the surviving corporation and Structofab changed its name to Tessa. Under the accounting rules for reverse acquisition, Tessa was thereafter considered to be the accounting acquirer. Thereafter, Tessa became a publicly held company whose Common Stock was traded on the OTC Bulletin Board under the symbol "TSSA" until December 12, 2001 when the Company elected a stock reversal of 200 to 1 which caused its share symbol to change to "TSSO".

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

      Tessa Complete Health Care, Inc., is in the business of providing administrative services to chiropractic, physical therapy and rehabilitative clinics. Under the model which will dominate Tessa's revenue in the near term, Tessa owns all assets related to the clinics and is responsible for all non-caregiver functions of the clinic (ex. billing, collections, marketing). Revenue is generated through services and income is generated from revenue less applicable expenses.

      The Company's strategy for growth and profitability going forward is currently based on the establishment of chiropractic, physical therapy and rehabilitative clinics within high-profile health clubs. The Company believes this strategy aligns itself with the chiropractic/rehabilitative industry which is expected to grow significantly in the upcoming years (see Industry Overview segment below) and the health and fitness industry which expects membership to nearly double by the year 2010 (according to the International Health, Racquet and Sportsclub Association).

      The Company has initially developed a relationship with Bally Total Fitness, Inc. through a master concessionaire agreement in which the Company already has facilities established in Rockville and Greenbelt, MD. In addition, the Company anticipates developing in the clinics within 24 Bally facilities within the following states: Maryland, Pennsylvania, Virginia, North and South Carolina, Ohio, Michigan, and Texas. Although the initial plan is to develop clinics within Bally facilities, the Company intends to establish relationships within other fitness facilities in other geographical sections of the United States.

      The Company believes that it can obtain an advantage through the health club model by providing preventive and rehabilitative services in an environment where: 1) there is a patient base that is conscious of health-related matters; 2) the patient is at the point at which numerous health-related issues may arise; and 3) it is able to utilize club facilities and rehabilitative equipment within health club facilities, thus reducing initial and re-occurring equipment expenditures.

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

      Consumers are seeking high-quality alternative health care. The popularity of chiropractic is at an all-time high. The 60 million Americans who use alternate therapies each year are ready to commit their minds, bodies and money to what they hope will be a more effective, less toxic, less expensive and altogether a better way to receive care and care for themselves.

      Furthermore, health care spending remains a top priority. Investors frequently use the sector as a shelter from the overall market. The United States Health Care Financing Administration ("HCFA") estimates that national health expenditures were approximately $1.2 trillion in 1999 and are projected to total $2.2 trillion, or 16.2% of the Gross Domestic Product, by 2008. With a projected growth rate of 6.5% annually for the next few years, health care should grow more quickly than most other industries. The alternative health care industry is the fastest growing segment of the health care market. The rehabilitation care market in the United States continues to grow at a rate of 10% per year.

      National health expenditures are projected to total $2.2 trillion and reach 16.2% of Gross Domestic Product (GDP) by 2008, after stabilizing within a 13.5-13.7% band for the period from 1993 through 1998. Growth in health spending is projected to average 1.8 percentage points above the growth rate of GDP for 1998-2008. This differential is higher than recent experience, but remains below the historical average for 1960-1997, where growth in  health  spending  exceeded  growth  in  GDP  by  close  to  three
 percentage points.   For 2003-2008,  demographic forces associated with  the
 aging of the baby-boom cohort (or age group) will increase growth in private medical spending relative to Medicare by nearly a percentage point as the privately insured population (primarily under 65 years) ages more rapidly(1).

      As we enter the 21st century, nearly 13% of our population is 65 or older and by the year 2030 this figure is expected to climb to 22% - nearly 1 out of every 4 individuals. In short, people are living longer and orthopedic impairments are having a serious impact on the quality of life in the elderly. Work-related injuries and illnesses also account for a large portion of the rehabilitative care market. Further, reimbursement changes have encouraged the rapid discharge of patients from hospitals while they remain in need of rehabilitative healthcare.

      Employment of chiropractors is expected to grow faster than the average for all occupations through the year 2008 as consumer demand for alternative medicine grows.(2)(3) Chiropractors emphasize the importance of healthy lifestyles and do not prescribe drugs or perform surgery. As a result, chiropractic care is appealing to many health-conscious Americans. Chiropractic treatment of back, neck, extremities, and other joint damage has become more accepted as a result of recent research and changing attitudes about alternative health care practices. The rapidly expanding older population, with their increased likelihood of mechanical and structural problems, will also increase demand. Studies show that between 50 and 75% of chiropractic patients seek care because of back pain. (4) Back pain is the most expensive ailment treated in the United States in people from age 20 through 50(5). Rehabilitation, strengthening, occupational therapy or job retraining is very effective rehabilitation and prevention for future occurrences. Sciatica, treated with manipulation, has an eight to 9% greater rate of recovery than physical therapy or standard medical care.(6)

      Fourth quarter 2000 marked the seventh consecutive quarter where the pace of growth in outpatient visits exceeded the rate of increase in community hospital inpatient discharges. Three of the last four quarters for that year have shown double digit increases when compared to the same period of the previous year(7). Demand for chiropractic treatment is also related to the ability of patients to pay, either directly or through health insurance. According to a recent study underwritten by TRIAD Healthcare Inc. Baby Boomers and retirees are even willing to spend more for a visit to a complementary healthcare  practitioner  than  they are  for  a  visit  to  a traditional physician.(8) Consumers are demanding that managed care, government programs, and other payors recognize and support alternative healthcare. The International Society of Certified Employee Benefit Specialists conducted a nationwide survey on the personal use of alternative care and employee benefits. Those surveyed included employee benefit specialists, consultants, plan administrators, insurers and managed care providers. 46% of respondents to the survey agreed that chiropractic benefits should become core benefits in health plans. Employees are pressuring their health care payors to support rehabilitative care. 80% of Americans will suffer from back pain at some point in their lives. Back symptoms are the most common cause of disability for individuals under the age of 45. Insurers are offering coverage because "Chiropractic care is among the most frequently used complementary treatments." Blue Cross and Blue Shield has been a leader in providing benefits covering chiropractic and "alternative medicine therapies."

      Experts have evidenced a trend toward conservative, non-invasive therapies, which have shown to result in less trauma and better quality of life to the patient and result in cost savings for payors. Studies conducted by insurance companies (9) demonstrate the ability of rehabilitation to significantly reduce the cost of future care. Estimates of the savings range from $11 to $35 per dollar spent on rehabilitation. The authors of this study retrospectively evaluated the cost of health care for back and neck pain (using ICD-9 codes) for members of a health maintenance organization who sought chiropractic care in 1994-1995. In addition, differences between the groups in surgical rate, the use of diagnostic imaging and patient satisfaction were compared. The cost of healthcare for back and neck pain was substantially lower for chiropractic patients ($539 versus $774). The authors concluded that properly managed chiropractic care can yield outcomes, in terms of surgical requirements and patient satisfaction, that are equal to those of non-chiropractic care at a substantially lower cost per patient.

      The results show that Chiropractic services could play a role in reducing costs of Medicare reform and/or a new prescription drug benefit. The study specifically found that: 1) beneficiaries who received chiropractic care had lower average Medicare payments for all Medicare services than those who did not ($4,426 vs. $8,103); 2) beneficiaries who received chiropractic care averaged fewer Medicare claims per capita than those who did not; and 3) beneficiaries who received chiropractic care had lower average Medicare payments per claim than those who did not. "The results strongly suggest that chiropractic care significantly reduces per beneficiary costs to the Medicare program." (10)

 ------------------------------------------------------------
 (1) HCFA National Health Expenditures Projections: 1998-2008.
 (2) Ian D. Coulter, PhD; Paul G. Shekelle, MD, PhD "Chiropractic in the United States: Training, Practice, and Research" "SUPPLY, DISTRIBUTION, AND UTILIZATION OF CHIROPRACTORS IN THE UNITED STATES." AHCPR Publication No. 98-N002. December 1997.
 (3) Bureau of Labor Statistics. 1998-2008 National Industry-Occupation Employment Matrix.
 (4) JACA. March 2001.
 (5) Cox, James M. Low Back Pain: Mechanism, Diagnosis, and Treatment. Lippincott, Williams & Wilkins, 6th edition, 1998.
 (6) JACA: March 2001  "Chiropractic Researchers Take Aim at Sciatica"
     John Triano, DC, PhD., Texas Back Institute in Plano, Texas. http://www.amerchiro.org/members/publications/march2001_focus.html
 (7) HCFA Hospital, Employment and Price Indicators for the Health Care
     Industry: First Quarter 2001.
 (8) Managed Healthcare, 08/01/2000.
 (9) The study, titled "Utilization, Costs, and Effects of Chiropractic
     Care on Medicare Program Costs," was commissioned by the ACA and is the first study of its type to compare the global, per capita Medicare expenditures of chiropractic patients to those of non-chiropractic patients receiving care in the federal Medicare program. The study utilizes data obtained from Medicare's Standard Analytical Files for 1999--the most recent year cost data is available for analysis.
 (10) Ibid.

 Principal Services

      Tessa provides physician practice management services to chiropractic/ rehabilitative clinics that concentrate on conservative, non-invasive rehabilitative care. The Company's services consist of all non-caregiver services and include, amongst other things, accounting, systems, administration, clinical information management, collections and marketing.

      Services provided through the health care providers operating under the medical corporations the Company provides managerial services to consist of the valuation and management of patients, treatment of muscular skeletal disorders with chiropractic, passive physical therapy modalities and active rehabilitative exercise. In addition, each facility has and is expected to under the health club model to provide diagnostic testing in the form of radiographic evaluation and computerized range motion and muscle testing.

 Marketing

      Tessa markets the services provided by the clinics to a variety of parties that are connected to or have contact with the different payors that comprise the revenue base of the clinic's revenues: management contracts, managed care organizations, physician groups, union and trade groups, self-insured groups, and local industry. The Company also conducts direct marketing through various media to self-payors.

 Customers

      The clinics with  which the  Company has  had management  relationships with during the past several years derived revenue from a broad mix of payors. The initial relationship with a patient can be derived directly with a patient or by the patient being in a health plan which the health care provider may have participated in. However, in most cases, the majority of payment received is from third party payors such as managed care payors and Worker's Compensation programs.

 Competition

      Although Tessa has experienced limited competition under the health club model, there is competition from individual practitioners and a few entities that are adding clinics in clubs within a limited geographical territory. It is the Company's understanding that it is the only publicly owned company operating under the health club model.

 Backlog

      Not applicable.

 Employees

      The Company currently employs four full-time personnel. Two of the four are members of management and the other two employees are involved in operational functions. The clinics which the Company is providing managerial services to employs two chiropractic physicians and two clerical employees.

 Government Regulation

      The healthcare industry is highly regulated and is undergoing significant change as third-party payors, such as Medicare and Medicaid, traditional indemnity insurers, managed care organizations and other private payors increase efforts to control cost, utilization, and delivery of healthcare services. Legislation is continuously being proposed or enacted at the federal, state, and local levels to regulate healthcare delivery in general and physician services in particular. Providers of physician services, chiropractic services, physical therapy services and other Medicare and Medicaid covered services are subject to federal and state laws governing illegal payments for patient referrals for items or services reimbursed by Medicare and Medicaid. In addition, professionals are subject to varying state laws governing self-referral. Finally, entities which acquire professional practices are subject to laws regarding the corporate practice of medicine, and laws and regulations concerning proper billing to third party payors.

 Federal Law

      Anti-Kickback Statute. The Federal anti-kickback statute prohibits the knowing and willful solicitation, receipt, offer or payment of any direct or indirect remuneration in return for the referral of patients or the ordering or purchasing of items or services payable under Medicare, Medicaid or other Federal health care programs. Violations of this statute may result in criminal penalties, including imprisonment or criminal fines of up to $25,000 per violation, civil penalties of up to $50,000 per violation plus up to three times the amount of the underlying remuneration, and exclusion from Federal programs including Medicare or Medicaid. The Federal anti-kickback statute contains a number of exceptions. In order to address the problems created by the broad language of the statute, Congress directed the Department of Health and Human Services, or DHHS, to develop regulatory exceptions, known as safe harbors, to the Federal anti-kickback statute's referral prohibitions.

      Self-Referral Law. Subject to limited exceptions, the Federal self-referral law, known as the "Stark Law," prohibits physicians from referring their Medicare or Medicaid patients for the provision of "designated health services" to any entity with which they or their immediate family members have a financial relationship. "Financial relationships" include both compensation and ownership relationships. "Designated health services" include clinical laboratory services, radiology and ultrasound services, durable medical equipment and supplies, and prosthetics, orthotics and prosthetic devices, as well as seven other categories of services." Violating the Stark Law may result in denial of payment for the designated health services performed, civil fines of up to $15,000 for each service provided pursuant to a prohibited referral, a fine of up to $100,000 for participation in a circumvention scheme, and exclusion from the Medicare, Medicaid and other Federal health care programs.

      On January 4, 2001, the Health Care Financing Administration published Phase I of the final Stark regulations interpreting the provisions of the Stark Law. These regulations had an effective date of January 4, 2002. It is anticipated that Phase II will be issued later this year and will focus on compensation issues and the statute's application to Medicaid.

      Civil False Claims Act. The Federal Civil False Claims Act prohibits knowingly presenting or causing to be presented any false or fraudulent claim for payment by the government, or using any false or fraudulent record in order to have a false or fraudulent claim paid. Violations of the law may result in repayment of three times the damages suffered by the government and penalties from $5,000 to $10,000 per false claim. Collateral consequences of a violation of the False Claims Act include administrative penalties and possible exclusion from participation in Medicare, Medicaid and other Federal health care programs.

      Health Insurance Portability and Accountability Act. In August of 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Included within HIPAA's health care reform provisions are its "administrative simplification" provisions, which require that health care transactions be conducted in a standardized format, and that the privacy and security of certain individually identifiable health information be protected. Proposed rules for many of the administrative simplification subject areas have been published. Final rules covering "Standards for Electronic Transactions and Code Sets" were published on August 17, 2000, and set forth the standardized billing codes and formats for use when conducting certain health care transactions and activities. The effective date of these final rules was October 16, 2000. On December 28, 2000, the DHHS published final rules addressing "Standards for Privacy of Individually Identifiable Health Information" under HIPAA's administrative simplification provisions. Compliance with these rules is required by April 14, 2003, however, there have been recent efforts in Congress to overturn these rules, so the status of the privacy rules under HIPAA is unclear. Regardless of the final form of the rules implementing HIPAA's administrative simplification provisions, it is likely that these rules will create substantial new compliance issues for all "covered entities"--which include health care providers, health plans, and health care clearinghouses--that engage in regulated transactions and activities. Violations of HIPAA can result in civil penalties of up to $25,000 per person per year for each violation and criminal penalties of up to $250,000 and/or up to 10 years in prison per violation.

 State Law

      Anti-Kickback Laws. In addition to the Federal anti-kickback law, a number of states have enacted laws that prohibit the payment for referrals and other types of kickback arrangements. Some of these state laws apply to all patients regardless of their source of payment, while others limit their scope to patients whose care is paid for by particular payors.

      Self-Referral Laws. In addition to the Federal Stark Law, a number of states have enacted laws that require disclosure of or prohibit referrals by health care providers to entities in which the providers have an investment interest or compensation relationship. In some states, these restrictions apply regardless of the patient's source of payment.

      Corporate Practice of Medicine Laws. A number of states have enacted laws or have common law that prohibit the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. Application of the corporate practice of medicine prohibition varies from state to state.

      Insurance Provisions. Many states also regulate the establishment of various health care provider networks. These laws do not typically affect providers of business and administrative services to professional entities. We are aware, however, of some state insurance regulations requiring organizations involved in specified types of contracting arrangements to register with the state department of insurance and purchase surety bonds. It also is possible that a state could require our licensure as a provider network or organization, health maintenance organization or insurer.

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

      The Company has been named as a defendant in the matter of Flippin v. Tessa Complete Health Care, Inc. in the Superior Court for the County of San Diego, Case No. GIN019121, the Complaint of which alleges breach of contract. The Company is defending against this claim.

      The Company has been named as a defendant in the matter of Fryer v. Tessa Complete Health Care, Inc., et al. in the Court of Common Please for the County of Hamilton, State of Ohio, Case No. A00005007, the Complaint of which alleges breach of employment contract. The Company reached a settlement with the plaintiff which resulted in the Company's dismissal from the Complaint on or about November 9, 2001. The Company was named as a third-party defendant in the case, the Third-Party Complaint of which seeks indemnification, and is defending against this claim. The Company has filed a Cross-Claim against the plaintiff, seeking indemnification.

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

      The Company has been named as a third-party defendant filed in the matter of Jafari v. Oak Brook Spine & Center, Inc. et al., in the Circuit Court or the County of Du Page, State of Illinois, Case No. 01 L 0135, the Third-Party Complaint of which seeks indemnification. The Company is defending against this claim.

      The Company has been named as a defendant in the matter of Simons v. Tessa Complete Health Care, Inc., et al. in the United States District Court, Eastern District of Kentucky at Covington, Case No. 99-207, the Complaint of which alleges breach of contract and related claims. A Cross-Complaint had been filed against the Company by Litchfield Financial
 Corporation, one of the defendants in the case. The Company reached settlements which resulted in the Company's dismissal from the case on March 13, 2002.

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


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 22, 2001, the Company held its Annual Stockholder's Meeting at which time the following matters were presented and approved by a majority of the Company's stockholders: (1) the election of three directors of the Company to serve for a one-year term expiring upon the 2002 Annual Meeting of Stockholders or until their successors are duly elected; (2) the amendment of the Company's Articles of Incorporation increasing the authorized number of shares of Common Stock from 50,000,000 to 500,000,000;
 (3) the approval of an amendment of the Company's 2001 Stock Incentive Plan ("the Plan") to increase the number of shares of Common Stock reserved for issuance under the Plan from an aggregate of 1,500,000 to 50,000,000; (4) the approval of an amendment to the Company's Articles of Incorporation changing the name of the Company to a name as yet to be determined by the Board of Directors; and (5) the ratification of Horton & Company, L.L.C. as the independent auditors of the Company for the fiscal year ending December 31, 2001.

      No other matters were submitted to a vote of stockholders during the year ended December 31, 2001.

 PART II


 ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

       On December 12, 2001, the Company's Board of Directors duly elected that effective as of the opening of business on December 12, 2001, and with respect to all shareholders of record as the close of business on December 11, 2001, the Company's issued and outstanding shares are reverse split on a 1 for 200 basis. In connection therewith, each 200 shares of the Company's $0.02 par value common stock outstanding immediately prior to the reverse split became one share of the Company's $0.02 par value common stock immediately after the reverse split.

       Adjustments to the corporate financial statements to reflect the reverse split are expected to be minimal. The immediate effect in the market is expected to be an increase in the trading price per share and a decrease in the total number of post-amendment shares outstanding in the same proportion as the multiplier chosen by the Board for the reverse split, not in excess of two hundred (200). The exercise price of outstanding warrants and options to purchase Common Stock would be automatically adjusted accordingly, as well as the conversion price for outstanding preferred stock and debentures convertible into Common Stock, if any.

       The Company's Common Stock is currently listed on the NASDAQ Over the Counter Bulletin Board Stock Exchange ("OTCBB"). In connection with the reverse split, the Company's stock symbol has changed to "TSSO" from "TSSA". Management believes that above mentioned reverse split is in the best interests of the Company's shareholders and may better enable the Company to achieve its operational plans for proceeding forward in that the reverse split could enhance the Company regarding merger and/or acquisition matters, reduce the amount of outstanding shares to an amount more comparable to entities similar in size and enhance liquidity.


 PERIOD OF QUOTATION                   COMMON STOCK
                              BID                           ASKED
                     -------------------           ----------------------
                     HIGH            LOW             HIGH           LOW
                     ----            ---             ----           ---
 FISCAL 2000
 -----------
 FIRST QUARTER       2.75           1.25             3             1.375
 SECOND QUARTER      1.25            .37             1.37           .43
 THIRD QUARTER        .59            .28              .78           .31
 FOURTH QUARTER       .31            .05              .45           .06

 FISCAL 2001
 ----------------
 FIRST QUARTER        .22            .0625            .16           .0625
 SECOND QUARTER       .13            .05              .105          .05
 THIRD QUARTER        .12            .05              .10           .05
 FOURTH QUARTER*      .12            .0021            .09           .0021


 * Adjusted to reflect 200 to 1 reverse split as of the close of December 12, 2002.


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

      The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the fiscal years ended December 31, 2001 and 2000.

 Restructuring/Going Concern

      The Company's audited financial statements for the fiscal years ended December 31, 2001 and 2000 have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. In addition, due to the separation of the Company's relationship with certain Medical Corporations during fiscal 2000 which it had been providing managerial services to in connection with the elimination of operational funding from an Accounts Receivable Purchase Agreement (See Note 5 - Notes Payable - Medical Corporations contained elsewhere herein) for the Medical Corporations, the Company temporarily ceased operations during the fourth quarter of fiscal 2000 and through the third quarter of 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company attributes much of the difficulties it experienced during 2000 and 2001 and the resulting capital deficiency to integration difficulties the Company encountered during an expansion plan during fiscals 1998 and 1999 which increased the number of asset acquisitions at clinics from 8 to 33, and increased revenues from $2.1 million to $22 million for the fiscal years 1997 through 1999. To help address the above issues, the Company initiated managerial, financial, and operational restructurings during fiscal 2000 that have continued into fiscal 2001. In addition, the Company has shifted its business strategy from one of expansion through the acquisition of pre-existing multi-disciplinary practices to a strategy which involves the Company entering into concessionary agreements with high profile health clubs and initiating rehabilitative type clinics within such clubs.

      With regard to managerial changes, during fiscal 2000 Tessa had undergone changes which resulted in the resignations of Dr. Thomas Bolera as Chief Executive Officer, Dr. Kim Christensen as an Officer and Director, David Russell as Chief Financial Officer, Dr. Vaughn Dabbs as Director and Dr. Dayna Bolla as Director. In connection with the above resignations, Robert Flippin was appointed President, Chief Executive Officer, Chief Financial Officer, and a Director of Tessa. Robert Vener and Dr. Mark Newman were also appointed as Directors of Tessa during the first quarter of fiscal 2000. Mr. Vener resigned as a Director during the third quarter of fiscal 2000. During the third and fourth quarters of fiscal 2000, Robert Verhey and Judith Krueger were appointed as Directors, respectively.

      Managerial restructurings continued into the first quarter of fiscal 2001 in that Mr. Flippin resigned and Dr. Brian Regan was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, and as a Director. In addition, there have been other changes during the first quarter of fiscal 2001 to the Company's Board of Directors in that Norman Perry was added as a Director whereas Mr. Verhey and Ms. Krueger resigned as Directors.

      As to financial restructurings, the Company has undertaken and executed plans which were initiated in fiscal 2000 and have continued into fiscal 2001 which have included: 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; and 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company. Although approximately $9 million of the approximately $10.3 in debt has been eliminated due to settlements, offsets, and/or the determination that the debt was not owed or may have been owed by the medical corporations that the Company provided managerial services for, there still remains $1.3 million in reported obligations.

      As stated above, the Company has shifted its strategy from growth through the acquisition of assets from pre-existing clinics to establishing clinics within high-profile health clubs. This change was initiated primarily due to the difficulties the Company experienced during 1998 and 1999 in integrating pre-existing clinics and management practices with clinics that had primarily been acting independently for a substantial period of time. In addition, because of liquidity disruptions the Company experienced in revenue from its business relationship with the above mentioned clinics, the Company experienced difficulties in generating enough revenue to cover the corporate overhead that was needed to manage the coast to coast coverage of clinics the Company was providing services to. By changing its focus to the health club setting in concentrated geographic regions, the Company believes that it can initially operate with a significantly reduced level of corporate overhead, operational overhead, and reduced need for capital for the acquisition of capital equipment. The Company believes that by aligning itself with the health club market, it is provided with a built-in database of potential patients (club members) which the Company may have had to outlay substantial cash and stock for in the past with its roll-up acquisition strategy. In addition, it is also aligning itself with the relatively high growth market of sports and rehabilitative medicine versus the multi-disciplinary market the Company had experienced limited growth from in the past.

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

 Results of Operations

 Comparison of Results of Operations for the fiscal years ended December 31, 2001 and 2000.

      Revenues decreased by $ 5,930,680.40 to $ 29,612 for the fiscal year ended December 31, 2001 versus $5,960,292 for the fiscal year ended December 31, 2000. The Company attributes the 99.50% decrease in revenue primarily to the elimination of management services during the final quarter of fiscal 2000 and into the first three quarters of fiscal 2001 which the Company was providing to Medical Corporations as a result of the separation of health care providers and/or due to the inability of the medical corporations to obtain financing upon the termination of the accounts receivable purchase agreement between the aforementioned medical corporations and Litchfield Financial Corporation ("Litchfield). See Liquidity and Capital Resources under the Management Discussion and Analysis section contained elsewhere herein.

      Operating expenses (hereinafter operating expenses shall be exclusive of depreciation and amortization) decreased by $ 4,995,733 to $ 809,558 for the fiscal year ended December 31, 2001 versus $ 5,805,291 for the prior year's comparative period. Although the Company ceased operations during the fourth quarter and laid off all but one employee, most of the operating expense decrease is due to the Company's efforts to reduce expenses by centralizing corporate functions which allowed the Company to eliminate certain corporate duplications, the reduction of overhead due to the separation of certain clinics, and the reduction of expenses that were attributed to the substantial expansion efforts that were initiated during fiscal 1998 and continued into fiscal 1999.

      Amortization and depreciation expense decreased from $201,475 for the fiscal year ended December 31, 2000 to $30,497 for the year ended December 31, 2001. The decrease is primarily attributable to the elimination of depreciation expense associated with equipment that was eliminated with the termination of the Company's administrative service arrangements with the medical corporations.

      Financing related charges decreased from $1,198,590 for the fiscal year ended December 31, 2000 to zero for the year ended December 31, 2001. The finance charges for 2000 were attributed to the accounts receivable purchase agreement between Litchfield and the Medical Corporations the Company had been providing managerial services for. Upon the termination of the Purchase Agreement during the fourth quarter of fiscal 2000, and the resulting separation of the Company and the termination of the administrative service arrangement with the medical corporations, financing related charges were no longer recognized by the Company. Thus finance related charges were recognized for the first three quarters of 2001, whereas for all of 2001 the Company did not incur finance charges. See Liquidity and Capital Resource under the Management and Discussion Section contained elsewhere herein.

      Stock based compensation during fiscal 2001 consisted of common stock of the Company being issued in exchange for services and/or issued in connection for options issued and exercised at a price below market value. Expenses related to stock based compensation consisted of $7,365,949 versus $148,972 for the prior year's comparable period.

      In addition, as to restructuring charges and the write-down of intangible assets, in 2001 the Company wrote down $372,656 in connection with the consideration of stock and cash paid for the merger with Zaba corporation during the second quarter of 2000 due to the uncertain value of the intangible asset going forward. During 2000, the Company recognized expenses of $5,713,429 for restructuring charges and $470,394 due to the write-down of an asset acquisition of a Las Vegas clinic asset which was closed during the fourth quarter due to the financial disruptions of the Company. The restructuring charges consisted primarily of the elimination of any accounts receivable upon the separation and termination of the Company's relationship with the Medical Corporations that had generated accounts receivable from health related services and the write-down of all remaining equipment due to the separation of the health care providers and the Company's inability to obtain control over the assets through cost effective methods.

      As a result of the foregoing factors, the Company reported a net loss of $347,588 for the fiscal year ended December 31, 2001 versus a net loss of $7,107,465 for the prior year's comparative period. The Company reported a net loss per share (as adjusted for the 200 to 1 reverse split of $.926 for the fiscal year ended December 31, 2001 versus $83.47 for the fiscal year ended December 31, 2000.

 Liquidity and Capital Resources

      Cash flow from operations was a negative $1,378,347 for the fiscal year ended December 31, 2001 versus a negative $2,312,747 for the prior year's comparative period. The Company financed the negative cash flows through the sale of equity throughout fiscal 2001 and 2000.

      Throughout the first three quarters of 2000, the Company was dependent upon its administrative service fees from the medical corporation it had been providing administrative services to. The aforementioned Medical Corporations had financially been dependent upon advances they would receive from a Healthcare Accounts Receivable Purchase Agreement (the "Purchase Agreement") with DynaCorp Financial Strategies, Inc. ("DynaCorp" and the "Purchaser") the Medical Corporations entered into in November of 1998. The Purchase Agreement provided for, amongst other things, the Medical Corporations agreeing to sell and assign to DynaCorp all right, title and interest in accounts receivable proposed by the Medical Corporations. Upon the purchase of the proposed accounts receivable, DynaCorp agreed to advance on behalf of the medical corporations, an amount up to 60% of the net collectible value of proposed accounts receivables. The original amount of advances per the Purchase Agreement was originally up to $5 million, and was subsequently increased to $8.5 million during fiscal 1999. In the event that Dynacorp collected an amount less than the amounts advanced by DynaCorp, the medical corporations were responsible to make up any difference between the amount collected and the amount due. To secure the collection of the receivables, DynaCorp was granted provided security interest in all assets of the medical corporations. Conversely, in the event that DynaCorp received in excess of the amounts advanced by DynaCorp against the proposed accounts receivable, DynaCorp was to return the excess amount back to the medical corporations.

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

      Financing related charges were zero for the fiscal year ended December 31, 2001 and $1,198,590 for the prior year's comparative period. The finance charges were attributed to the accounts receivable purchase agreement between Litchfield and the Medical Corporations the Company had been providing managerial services to.

      During 1998, 1999 and until June of 2000, the Company leased employees from American Outsource Strategies ("AOS") a professional employer organization. Payment to AOS for employee leasing services included employee salaries, payroll taxes, benefits and AOS's fees. AOS is 50% owned by two individuals who are the former Chief Executive Officer and former Chief Financial Officer of Tessa.

      In addition to the above obligations, the Company has accrued approximately $378,807 for matters pertaining to past health care providers and past management of the Company related to amounts due under acquisition and/or employment agreements and from amounts advanced by practitioners for expenses related to operating clinics. The Company continues to review certain of these agreements and related liabilities to determine the full extent of obligation, if any, and whether the obligation is owed by Medical Corporations to which the Company only provided managerial services for, or by the Company. The Company is also in negotiations to attempt to offset possible amounts owing against assets that may have been converted back to the above mentioned health care providers.

      Management has recognized the Company's need to raise additional capital for working capital purposes, as well as to eliminate the existing debt. In response, the Company initiated plans during fiscal 2000 and into fiscal 2001 which have included: i) the conversion of debt to equity;
 ii) the conversion of debt to payment plans; iii) settlements of debt in exchange for heavily discounted lump sum payments by the Company. During January and February 2000, the Company completed a private placement of its common stock pursuant to Regulation D, Rule 504 promulgated under the Securities Act of 1933, as amended, under which it issued 1 million shares at a price of $1.00 per share. In addition, during the second quarter of fiscal 2000, the Company completed a private placement of its common stock pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933, as amended, under which it issued 500,000 shares at a price of $.40 per share. During the third quarter, 1,564,320 shares of common stock were sold pursuant to the exercise of options to purchase common stock at an exercise price of .3825 and during the fourth quarter, the Company sold 1,400,000 shares of common stock at an exercise price of $.05 per share. Also, during 2001, the Company raised $1,415,000 in connection with the exercise of options to purchases shares of the Company's common stock at exercise prices between $.03 and $.04 per share.

      The Company  cannot assure  that  its negotiations  and   restructuring
 plans will be successful, that it will be able to generate profits, or that it will have sufficient capital to continue operations.

 Inflation

      While inflation has not had a material effect on the Company's operations in the past, there can be no assurance that the Company will be able to continue to offset the effects of inflation on the costs of its services through fee increases without experiencing a reduction in the demand for its services; or that inflation will not have an overall effect on the health care provider market that would have a material affect on the Company.

 Implementation of New Accounting Standards

      None.

 Forward Looking Statements

      This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including but not limited to consolidations and other competitive developments in the Company's industry; the continuing effectiveness of the Company's efforts, including the Company's ability to attract care giver providers

                       TESSA COMPLETE HEALTH CARE, INC.

                    Years ended December 31, 2001 and 2000

                                   Contents


                                                           Page
                                                           ----
 Report of Independent Auditor's..........................   1

 Consolidated Financial Statements:

  Balance sheets .........................................   2

  Statements of operations ...............................   3

  Statements of changes in net capital deficiency ........   4

  Statements of cash flows ...............................   5

  Notes to consolidated financial statements ............. 6 - 20

                       REPORT OF INDEPENDENT AUDITOR'S


 To the Stockholders
 Tessa Complete Health Care, Inc.

 We have audited the accompanying consolidated balance sheet of Tessa Complete Health Care, Inc. as of December 31, 2001, and the related consolidated statements of operations, changes in net capital deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Tessa Complete Health Care, Inc. as of December 31, 2000, were audited by other auditors whose report dated April 16, 2001, expressed an unqualified opinion of those statements.

 We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tessa Complete Health Care, Inc. as of December 31, 2001 and the results of its operations and its cash flows for each of the year then ended in accordance with U.S. generally accepted accounting principles.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in
 Note 2 to the consolidated financial statements, the Company has a working capital deficit, a net capital deficiency, and recurring net losses that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  TIMOTHY L. STEERS, CPA, LLC


 April 12, 2002
 Portland, Oregon

                       TESSA COMPLETE HEALTH CARE, INC.

                         Consolidated Balance Sheets

                                                          December 31
                                                   -------------------------
                                                     2001            2000
                                                   ---------       ---------
                         ASSETS
 Current assets:
  Cash                                            $   12,409      $   24,049
  Accounts receivable, less allowance for
  uncollectible accounts of $10,490 in 2001           19,481               -
  Prepaid expenses                                    11,718               -
                                                   ---------       ---------
    Total current assets                              43,608          24,049

 Property and equipment, net                          45,921               -

 Deferred charges and other assets                         -         400,781
                                                   ---------       ---------
                                                  $   89,529      $  424,830
                                                   =========       =========
 LIABILITIES AND NET CAPITAL DEFICIENCY

 Current liabilities:

  Notes payable                                   $        -      $1,323,838
  Accounts payable                                     9,152       1,360,747
  Accrued liabilities                                378,807       3,073,375
  Payable to professional employer organization      919,326       2,663,458
  Notes payable to stockholder                             -       1,874,158
                                                   ---------       ---------
     Total current liabilities                     1,307,285      10,295,576

 Net capital deficiency:
  Common stock; $.02 par value; authorized
    500,000,000 shares; outstanding 909,109
    shares in 2001 (110,508 shares in 2000)           18,182           2,210
  Additional paid-in capital                      20,802,038      11,817,432
  Retained deficit                               (22,037,976)    (21,690,388)
                                                   ---------       ---------
      Total capital deficiency                    (1,217,756)     (9,870,746)
                                                   ---------       ---------
                                                  $   89,529      $  424,830
                                                   =========       =========

                           See accompanying notes.

                       TESSA COMPLETE HEALTH CARE, INC.

                    Consolidated Statements of Operations


                                                    Years ended December 31
                                                   -------------------------
                                                     2001            2000
                                                   ---------       ---------
 Revenues                                         $   29,612      $5,960,292

 Operating expenses                                8,578,661       6,155,738
                                                   ---------       ---------
 Loss from operations                             (8,549,049)       (195,443)

 Other income (expenses):
  Gain (loss) from restructuring                   8,201,461      (5,713,429)
  Finance related charges                                  -      (1,198,590)
                                                   ---------       ---------
    Total other income (expenses)                  8,201,461      (6,912,019)
                                                   ---------       ---------
 Loss before provision for income taxes             (347,588)     (7,107,465)

 Provision for income taxes                                -               -
                                                   ---------       ---------
 Net loss                                         $ (347,588)    $(7,107,465)
                                                   =========       =========

 Net loss per common share                        $    (.926)     $  (83.466)
                                                   =========       =========

                           See accompanying notes.

                     TESSA COMPLETE HEALTH CARE, INC.

    Consolidated Statement of Changes in Stockholders' Equity (Deficit)

                 January 1, 2000 through December 31, 2001


                                                        Additional                      Net
                                     Common stock         paid-in       Retained      capital
                                  Shares      Amount      capital       deficit      deficiency
                                ----------   --------   ----------    -----------    -----------
 Balance at January 1, 2000     13,809,375  $ 276,188  $ 7,802,153   $(14,582,922)  $ (6,504,581)

 Effect of 1 for 200 reverse
   stock split                 (13,740,328)  (274,807)     274,807              -              -

 Balance at January 1, 2000,
   as restated                      69,047      1,381    8,076,960    (14,582,922)    (6,504,581)

 Shares issued for cash             29,008        580    2,379,293              -      2,379,873

 Shares issued in connection
   with merger                       1,125         23      309,352              -        309,375

 Shares issued in exchange
   for services                      1,211         24      135,285              -        135,309

 Shares issued in exchange
   for debt                          5,413        108      446,242              -        446,350

 Shares issued to acquire
   clinic and assets                 4,704         94      470,300              -        470,394

 Net loss                                -          -            -     (7,107,466)    (7,107,466)
                                ----------   --------   ----------    -----------    -----------
 Balance at December 31, 2000      110,508      2,210   11,817,432    (21,690,388)    (9,870,746)

 Shares issued for cash            220,227      4,405    1,410,595              -      1,415,000

 Shares issued in exchange
   for services                    574,624     11,492    7,525,601              -      7,537,093

 Shares issued in exchange
   for debt                          3,750         75       48,410              -         48,485

 Net loss                                -          -            -       (347,588)      (347,588)
                                ----------   --------   ----------    -----------    -----------
 Balance at December 31, 2001      909,109  $  18,182  $20,802,038   $(22,037,976)  $ (1,217,756)
                                ==========   ========   ==========    ===========    ===========


                             See accompanying notes.


                       TESSA COMPLETE HEALTH CARE, INC.

                    Consolidated Statements of Cash Flows


                                                    Years ended December 31
                                                   -------------------------
                                                     2001             2000
                                                   ---------       ----------
 Cash flows from operating activities:
  Net loss                                        $ (347,588)     $(7,107,466)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation and amortization                      30,497          201,475
   Loss (gain) from restructuring                 (8,201,461)       5,713,429
   Impairment of deferred charges                    372,656                -
   Common stock issued for services                7,537,093          148,972
   Provision for uncollectible
     accounts receivable                              10,490                -
   Changes in assets and liabilities
     (net of effects of purchase of
     clinic and assets in 2000):
    Accounts receivables                             (29,971)        (959,595)
    Prepaid expenses                                 (11,718)               -
    Deferred charges and other assets                      -         (112,500)
    Accounts payable and accrued liabilities        (738,345)        (197,062)
                                                   ---------       ----------
                                                  (1,378,347)      (2,312,747)
 Cash flows from investing activities-
   capital expenditures                              (48,293)               -

 Cash flows from financing activities:
  Principal payments under loan agreements                 -          (22,394)
  Principal payments on capitalized
    lease obligations                                      -           (7,367)
  Proceeds from issuance of common stock           1,415,000        2,366,557
                                                   ---------       ----------
                                                   1,415,000        2,336,796
                                                   ---------       ----------
  Net increase (decrease) in cash                    (11,640)          24,049
  Cash at beginning of year                           24,049                -
                                                   ---------       ----------
  Cash at end of year                             $   12,409      $    24,049
                                                   =========       ==========

 Supplemental disclosure of cash flow information
   - cash paid for finance related charges        $        -      $ 1,198,590
                                                   =========       ==========
 Non-cash investing and financing activities:
  Common stock issued in acquire physician
    practices and related assets                  $        -      $   470,394
                                                   =========       ==========
  Common stock issued in business combination     $        -      $   309,375
                                                   =========       ==========
  Common stock to be issued in exchange for debt  $   48,485      $   446,349
                                                   =========       ==========

                          See accompanying notes.

                       TESSA COMPLETE HEALTH CARE, INC.

                    Consolidated Statements of Cash Flows

                              December 31, 2001

 1.   Summary of significant accounting policies

      Basis of consolidation: The 2001 consolidated financial statements include the accounts of the Company and Chiro One Spine & Rehabilitation, LLC. ("Chiro One"). All intercompany accounts and transactions have been eliminated. Chiro One is consolidated because management believes it exercises significant influence over this entity.

      History and business activity: Up to October of 2000, Tessa Complete Health Care, Inc., ("Tessa") a physician practice management company, provided comprehensive management services to multi-disciplinary health care clinics. Such clinics provided chiropractic, physical therapy, neurological and other health care services to patients.

      During the period subsequent to October 2000, the Company shifted its focus from providing management services to establishing clinics within national health club chains within selected geographical regions versus working within the multidisciplinary health care clinic asset acquisitions that took place primarily in 1998 and 1999. As a result of the restructuring described in Note 2 and the termination of the Purchase Agreement described in Note 5, Tessa effectively terminated its business relationships with all clinics during October 2000.

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

      Practice acquisitions:    As of  December  31, 1999,  the  Company  had
      acquired assets in 21 clinics, of which three were located in California, two in Florida, two in Illinois, four in Maryland, three in Ohio, five in Oregon, one in Kentucky and one in the District of Columbia. During fiscal 2000, the Company acquired one clinic that was located in Las Vegas, Nevada.

      By the fourth quarter of fiscal 2000 and in connection with the elimination of cash advances by Litchfield Financial Corporation ("Litchfield") for the purchase of accounts receivable generated by the medical corporations, the Company temporarily ceased operations. Furthermore, all clinic practitioners operating within the above referenced clinics had separated from the Company such that the practitioners no longer submitted billings through the Medical Corporations to which the Company was providing business services. Due to the elimination of funding for the Medical Corporations, the primary source of cash flow was eliminated and the operations of the Company ceased during the fourth quarter. The Company has however restarted operations in connection with the establishment of a rehabilitative clinic in Greenbelt, Maryland and is in the process of adding additional clinics during the period subsequent to the fiscal year ended 2001.

      Administrative services: Through September 2000, the Company has operated under administrative services relationships with medical corporations owned by one or more physicians. The physician(s) that own the medical corporations are solely responsible for the practice of medicine and delivery of medical services. As described above, the revenues and expenses of the medical corporations were consolidated with the operations of the Company. The Company has operated such that it has assisted in the management of day-to-day operations that include, but not limited to, financial systems, financial management, and general bookkeeping functions.

      Cash and cash concentrations: For purposes of the statement of cash flows, the Company considers cash equivalents to be highly liquid instruments if, when purchased, their original due dates were within three months.

      Impairment of long-lived assets:The Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. During 2001, management determined that they would not be able to recover the deferred charges and expensed $372,656 for the impairment of deferred charges.

      Use of estimates: The process of preparing financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

      Concentration of credit risk: Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash. However, because of the diversity of individual accounts that comprise the total balance and the limited cash balances that have been maintained, management does not believe that the Company is subject to any significant credit risk.

      Property and equipment: Property and equipment is stated at cost. Depreciation of has been provided by using the straight-line methods over estimated useful lives of five years for medical equipment and office furniture and equipment and the lesser of ten years or the remaining lease term for leasehold improvements.

      Deferred charges: Deferred acquisition costs are stated at cost, net of accumulated amortization. Deferred acquisition costs were being amortized on the straight-line method over a period of fifteen years. Amortization expense totaled $28,125 for the year ended December 31, 2001 ($21,094 for 2000).

      Revenue recognition: Effective with the acquisition of the assets of clinics which the Company acquired primarily in fiscals 1998 and 1999, the Company operated under administrative services relationships with physician groups that provided health care services within the acquired clinics. The physician groups operated under Medical Corporations and were incorporated within each state health care services were provided within. All health care providers that generated services were employees of each Medical Corporation.

      The  revenue  generated  by  services   to  patients  by  the   medical
      corporations was recorded when services were rendered based on established or negotiated charges reduced by contractual adjustments. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

      Stock based compensation: The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25.

      Reporting comprehensive income: The Company reports and display comprehensive income and its components as separate amounts in the consolidated financial statements. Comprehensive income includes all changes in equity during a period that results from recognized transactions and other economic events other than transactions with owners. There were no comprehensive income items to report for 2001 or 2000.

      Income taxes: Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company will not realize tax assets through future operations.

      Fair value of financial instruments: The Company's receivables and payables are current and on normal terms and, accordingly, are believed by management to approximate fair value. Management also believes that notes payable, long-term debt and capital lease obligations approximate fair value when current interest rates for similar debt securities are applied.

      Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 375,555 for 2001 (85,154 for 2000). Preferred stock is not considered to be a common stock equivalent.

      Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share would be anti-dilutive.

      Reclassifications: Certain reclassifications have been made to the 2000 financial statements in order to conform to the 2001 presentation.


 2.   Restructuring/Going Concern

   The Company's audited financial statements for the fiscal years ended December 31, 2001 and 2000 have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. In addition, due to the termination of the Company's administrative services relationship with certain Medical Corporations during fiscal 2000 which it had been providing managerial services to in connection with the elimination of operational funding from an Accounts Receivable Purchase Agreement (See Note 5 -Notes Payable - Medical Corporations contained elsewhere herein) for the Medical Corporations, the Company temporarily ceased operations during the fourth quarter of fiscal 2000 and through the third quarter of 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   The Company attributes much of the difficulties it experienced during 2000 and 2001 and the resulting capital deficiency to integration difficulties the Company encountered during an expansion plan during fiscals 1998 and 1999 which increased the number of asset acquisitions at clinics from 8 to 33, and increased revenues from $2.1 million to $22 million for the fiscal years 1997 through 1999. To help address the above issues, the Company initiated managerial, financial, and operational restructurings during fiscal 2000 that have continued into fiscal 2001. In addition, the Company has shifted its business strategy from one of expansion through the acquisition of pre-existing multi-disciplinary practices to a strategy, which involves the Company entering into concessionary agreements with high profile health clubs and initiating rehabilitative type clinics within such clubs.

   With regard to managerial changes, during fiscal 2000 Tessa had undergone changes which resulted in the resignations of Dr. Thomas Bolera as Chief Executive Officer, Dr. Kim Christensen as an Officer and Director, David Russell as Chief Financial Officer, Dr. Vaughn Dabbs as Director and Dr. Dayna Bolla as Director. In connection with the above resignations, Robert Flippin was appointed President, Chief Executive Officer, Chief Financial Officer, and a Director of Tessa. Robert Vener and Dr. Mark Newman were also appointed as Directors of Tessa during the first quarter of fiscal 2000. Mr. Vener resigned as a Director during the third quarter of fiscal 2000. During the third and fourth quarters of fiscal 2000, Robert Verhey and Judith Krueger were appointed as Directors, respectively.

   Managerial restructurings continued into the first quarter of fiscal 2001 in that Mr. Flippin resigned and Dr. Brian Regan was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, and as a Director. In addition, there have been other changes during the first quarter of fiscal 2001 to the Company's Board of Directors in that Norman Perry was added as a Director whereas Mr. Verhey and Ms. Krueger resigned as Directors.

   As to financial restructurings, the Company has undertaken and executed plans which were initiated in fiscal 2000 and have continued into fiscal 2001 which have included: 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; and 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company. Although approximately $9 million of the approximately $10.3 in debt has been eliminated due to settlements, offsets, and/or the determination that the debt was not owed there still remains $1.3 million in potential obligations.

   As stated above, the Company has shifted its strategy from growth through the acquisition of assets from pre-existing clinics to establishing clinics within high-profile health clubs. This change was initiated primarily due to the difficulties the Company experienced during 1998 and 1999 in integrating pre-existing clinics and management practices with clinics that had primarily been acting independently for a substantial period of time. In addition, because of liquidity disruptions the Company experienced in revenue from its business relationship with the above mentioned clinics, the Company experienced difficulties in generating enough revenue to cover the corporate overhead that was needed to manage the coast to coast coverage of clinics the Company was providing services to. By changing its focus to the health club setting in specific geographic regions, the Company believes that it can initially operate with a significantly reduced level of corporate overhead, operational overhead, and reduced need for capital for the acquisition of capital equipment. The Company believes that by aligning itself with the health club market, it is provided with a built-in database of potential patients (club members), which the Company may have had to outlay substantial cash and stock for in the past with its roll-up acquisition strategy. In addition, it is also aligning itself with the relatively high growth market of sports and rehabilitative medicine versus the multi-disciplinary market the Company had experienced limited growth from in the past.

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


 3.   Property and equipment

   Property and equipment consists of the following at December 31:


                                                    2001       2000
                                                  -------     -------
       Office furniture and equipment            $  3,801    $      -
       Medical equipment                            7,208           -
       Leasehold improvements                      37,284           -
                                                  -------     -------
                                                   48,293           -
       Less accumulated depreciation               (2,372)
                                                  -------     -------
       Property and equipment, net               $ 45,921    $      -
                                                  =======     =======

      In connection with the disruptions caused by the Company's inability to obtain debt or equity funding and the resulting termination of the business relationships with the Medical Corporations, the Company has elected to write-down the value of all equipment remaining in clinics at the close of the fiscal year ended December 31, 2000. This is due to the Company's inability to maintain control and ownership of the equipment. The Company is however in the process of negotiating with the aforementioned practitioners such that the Company will transfer ownership of the equipment in exchange for offsetting any debts the Company may owe such practitioners.


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

      In connection with the purchase of the rights and interests of Dynacorp by Litchfield in May of 2000 and later the default by the medical corporations in connection with the Purchase Agreement, the relationship between Litchfield and the medical corporations was terminated. As a result, all accounts receivable previously recognized at the end of fiscal 1999 and throughout the first three quarters of fiscal 2000 have been written down to zero. During September of 2001, the Company and Litchfield entered into a settlement agreement in which in exchange for the release of all potential claims against the Company by Litchfield, the Company would assist Litchfield in the collection of outstanding accounts receivable and also with investigations and/or litigation that may arise in their efforts to collect such accounts receivable.

      For fiscal 2000, charges under the Purchase Agreement amounted to $1,198,590 whereas in 2001, there were no charges.


 5.   Restructuring Charge

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

   At the end of 2001, the Company wrote down $372,656 in connection with the consideration of stock and cash paid for the merger with Zaba Corporation during the second quarter of 2000 due to the uncertain value of the intangible asset going forward.


 6.   Notes payable

   Notes payable consist of the following at December 31:

                                                           2001        2000
                                                          ------      ------
    Note payable  to a  finance company  pursuant to  a
    loan agreement dated April 1999, which provides for
    borrowings up to  $1,100,000.   Under the terms  of
    the agreement, borrowings bear interest at 7%  with
    the first  interest    payment      due     January
    2000.  Thereafter, interest  payments are due on  a
    quarterly basis.  The full principal amount and any
    unpaid interest are payable in full in April  2003.
    The lender has  the option, for  a period of  three
    years from  the  date  of the  loan  agreement,  to
    convert the principal  Into 176,000  shares of  the
    Company's common stock at $6.25 per share.           $     -    $1,100,000

    Demand note payable to a finance company.  Interest
    is at 15% with Interest only payable monthly.   The
    note  is  secured  by  a  second  position  on  the
    Company's receivables.                                     -       223,838
                                                          ------     ---------
        Notes payable                                    $     -    $1,323,838
                                                          ======     =========


 7.   Stockholder payables

   Stockholder payables consisted of non-interest bearing amounts owing to practitioners and management.


 8.   Commitments and contingencies

   Rent expense was approximately $31,200 for the years ended December 31, 2001 ($751,538 for 2000). Certain of the Company's operating leases contain rent escalation clauses and renewal options as defined in the respective agreements. As of December 31, 2001, the Company has no significant lease obligations.


      Legal proceedings

      The Company has been named as a defendant in the matter of  Christensen
      v. Tessa Complete Health Care, Inc., et al. in the Superior Court for the County of Clark, State of Washington. The complaint alleges breach of employment contract and related claims. The Company is defending against this claim.

      The Company has been named as a defendant in the matter of Flippin v. Tessa Complete Health Care, Inc. in the Superior Court for the County of San Diego. The complaint alleges breach of contract. The Company is defending against this claim.

   The Company has been named as a defendant in the matter of Fryer v. Tessa Complete Health Care, Inc., et al. in the Court of Common Please for the County of Hamilton, State of Ohio. The complaint alleges breach of employment contract. The Company reached a settlement with the plaintiff that resulted in the Company's dismissal from the Complaint on or about November 9, 2001. The Company was named as a third-party defendant in the case; the third-party complaint seeks indemnification, and is defending against this claim. The Company has filed a cross-claim against the plaintiff, seeking indemnification.

      The Company has been named as a defendant in the matter of Gonzalez-Wiley v. Tessa Complete Health Care, Inc., et al. in the United States District Court for the District of Oregon. The complaint alleges breach of employment contract and related claims. The Company is defending against these claims.

      The Company has been named as a defendant in the matter of Gorman v. Tessa Complete Health Care, Inc., et al. in the Circuit Court for the County of Multnomah, State of Oregon. The complaint alleges breach of employment contract and related claims. The Company is defending against these claims.

      The Company has been named as a third-party defendant filed in the matter of Jafari v. Oak Brook Spine & Center, Inc. et al., in the Circuit Court or the County of Du Page, State of Illinois. the third-party complaint seeks indemnification. The Company is defending against this claim.

      The Company has been named as a defendant in the matter of Simons v. Tessa Complete Health Care, Inc., et al. in the United States District Court, Eastern District of Kentucky at Covington. The complaint alleges breach of contract and related claims. A cross-complaint has been filed against the Company by Litchfield Financial Corporation, one of the defendants in the case. The Company reached settlements, which resulted in the Company's dismissal from the case on March 13, 2002.

      The Company has been named as a defendant in the matter of Collier v. Tessa Complete Health Care, Inc., in the Circuit Court for the County of Multnomah, State of Oregon. The complaint arises out of a judgment previously obtained by the plaintiff against Spine & Rehabilitation
      Centers of Oregon, P.C., a medical corporation, for breach of an employment contract. The Company was not a party to the previous litigation matter. The Company is defending against these claims.

      The Company has been named as a defendant in the matter of Thelander v. Tessa Complete Health Care, Inc., et al. in the Circuit Court for the County of Multnomah, State of Oregon. The complaint arises out of a judgment previously obtained by the plaintiff against Spine & Rehabilitation Centers of Oregon, P.C., a medical corporation for breach of an employment contract. The Company was not a party to the previous litigation matter. The Company is defending against these claims.

      The Company is party to certain other legal proceedings that have arisen in the normal course of operating the Company's business and is aware of other threatened or pending litigation. However, it is believed that such legal proceedings to which the Company (or any of its officers and directors in their capacities as such) is or may be a party or to which the property of the Company may be or is subject would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

      Effective May 2000, the Company entered into an employment agreement with corporate counsel. Under the terms of the agreement, the corporate counsel was to receive annual compensation of $90,000. The agreement is for a one-year period renewable daily. The contract also provides options for the purchase of 150,000 shares of the Company's common stock. In the event of termination, the corporate counsel is entitled to a severance payment equal to one year's salary.

      Effective February 23, 2001, the Company entered into an employment agreement with Dr. Regan as President and Chief Executive Officer ("CEO"). The agreement provided for Dr. Regan to receive an annual salary of $180,000 and a severance payment equal to $45,000 in the event of termination. The term of the agreement is for a period of one year. Effective August 9, 2001, the Company entered into an addendum to the employment agreement which provided for 18,500,00 shares of stock.

      During February of 2001, Mr. Flippin resigned as President, CEO, CFO, Director and Chairman of the Board of Directors. In connection with the resignation, Mr. Flippin and the Company entered into a separation agreement in which provided for severance payments totaling $180,000 and compensation for salary, expenses and certain other costs totaling $107,817.

      Effective July 2, 2001, the Company entered into an agreement with Dr. Newman as Vice-President. The agreement provided for annual compensation of $24,000 and a severance payment equal to $6,000 in the event of termination. The term of the agreement is for a period of one year.

      Effective July 2, 2001, the Company entered into an agreement with Jennifer Quayle as corporate counsel. The agreement provided for annual compensation of $144,000 and a severance payment equal to $36,000 in the event of termination. The term of the agreement is for a period of one year.


 9.   Stockholders' equity

      Stock issuances

      Effective December 12, 2001, the Board of Directors of the Company approved a one-for-200 shares reverse stock split. All shares and per share amounts have been restated in the accompanying consolidated financial statements to reflect this reverse stock split.

      During 2001, the Board of Directors authorized the issuance of an aggregate of 574,624 shares of common stock to a shareholder of the Company in exchange for restructuring services. The shares were valued by management at a weighted average per share amount of $13.12, which represented a 7.65% discount from the closing bid price of the
      Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded professional services expenses totaling $7,537,093 during the year ended December 31, 2001 as a result of these grants.

      During 2001, the Board of Directors authorized the issuance of 3,750 shares of common stock of the Company in exchange for accounts payable of $48,485. Management of the Company valued the shares issued at $12.93 per share, the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

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

      During December of 2000, the Company issued 1,400,000 shares of  Common
      Stock at a strike  price of  $.05.    The cash  proceeds from the  sale
      were $70,000.

      Options and warrants

   Effective January 2000, the Company's board of directors authorized the issuance of 2,250,000 options under the 2000 Stock Option Plan. All options were granted to the Company's former Chief Executive Officer and

   Director. Such options have an exercise price of $1.00 per share and became vested upon the execution of the employees' separation agreement with the Company.

      Also, during the first quarter of fiscal 2000, the Company issued options to purchase 8,359,786 shares of the Company's Common Stock at an exercise price of $1.00 with a term of 5 years. The options were issued in connection with a contemplated merger by and between the Company and Medical Options where negotiations were initiated during fiscal 1999. The agreement however was not completed and the aforementioned options were issued in 2000.

   The following is a summary of option transactions during the year ended December 31, 2000:

                                                               Average
                                               Weighted        exercise
                                                number         price per
                                               of shares         share
                                               ---------         -----
       Outstanding at January 1, 2000            950,000         $1.37
                                                                  ====
       Granted                                10,609,786          1.00
                                                                  ====
       Exercised                                       -             -
                                                                  ====
       Cancelled                                       -             -
                                              ----------          ====
       Outstanding at December 31, 2000       11,559,786         $1.03
                                              ==========          ====


   As of December 31, 2001 the following options and warrants, which have been granted to consultants and creditors, are outstanding:


                         Weighted     Average
                          number      exercise
       Date of grant    of shares      price        Expiration date
       -------------    ---------      -----        ---------------
       October 1998      60,000        $2.50        October 2003

       November 1998     25,000         2.50        November 2003


 10.  Subsequent events

      Subsequent to year-end, the company conducted a private placement of its securities such that 100 million shares of common stock were purchased at a price of $.002 per share. The sale provided cash proceeds of $100,000. In addition, the Company entered into a consulting agreement with Dan Smith which provided that Mr. Smith could purchase up to 166 million shares of common stock at a price of $.02 in exchange for services that were to be valued at $500 per hour.



 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       The Company's past auditor of record, Horton & Company, LLC, (hereinafter "Horton") has recently been acquired by the accounting firm of Citrin Cooperman & Company, LLP (hereinafter "Citrin"). On March 19, 2002, the Company was notified by Citrin Cooperman & Company, LLP that it is in the process of eliminating the firm's auditing of publicly traded firms and in connection therewith, was withdrawing as the auditor of the Company.

       To replace the accounting firm of Citrin Cooperman & Company, LLP, on March 21, 2002, the Company's Board of Directors, and in connection with their annual review of independent accounting firms, have approved the election to retain the independent public accounting firm of Timothy L. Steers, CPA, LLC. The firm of Timothy L. Steers, CPA, LLC is to immediately commence the audit of the Company's financial statements for the fiscal year ended December 31, 2001.

       The former auditor's reports on the Company's financial statements during either of the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that the former auditors' reports with respect to the consolidated balance sheets of the Company as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended contained a going concern explanatory paragraph.

       During Tessa's two most recent fiscal years and through the date of this Form 10ksb, there were no disagreements with Horton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Horton's satisfaction, would have caused them to make reference to the subject matter in connection with their report on Tessa's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

       Tessa has provided Citrin with a copy of the foregoing disclosures. Attached as Exhibit 16.1 is a copy of Citrin's letter, dated April 5, 2002, stating its agreement with such statements.

       During Tessa's two most recent fiscal years and through the date of this Form 10ksb, Tessa did not consult Timothy L. Steers, CPA, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Tessa's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

 PART III.

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; WITH SECITON 16 (A) OF THE EXCHANGE ACT

 Directors and Executive Officers

 The following table sets forth the names, ages and positions held with respect to each director and executive officer of December 31, 2001.

 Name                     Age    Position with the Company
 -----------------        ---    ----------------------------------
 Brian Regan, DC          41     President, Chief Executive Officer,
                                 Chief Financial Officer, Director,
                                 Chairman of the Board of Directors

 Mark Newman, DC          41     Director, Vice - President

 Norm Perry               70     Director, Treasurer

 Jennifer Quayle, Esq.    36     Secretary


 Management Biographies

      Dr. Regan has served as President, CEO, CFO, Director and Chairman since the resignation of Robert Flippin on February 23, 2001. Dr. Regan is a Doctor of Chiropractic who has practiced since 1987, owning and operating numerous clinics. Dr. Regan currently owns a multi-disciplinary clinic in Maryland which is separate from the Company. Along with being licensed as a Doctor of Chiropractic in Maryland, Dr. Regan is also licensed in Ohio, Delaware, Pennsylvania and Virginia. Additionally, Dr. Regan is licensed as a physical therapist in Maryland and Virginia.

      Dr. Newman has served as a Director since January 7, 2000, and Vice-President since December 8, 2000. He is a Doctor of Chiropractic who has practiced since 1989, owning and operating multi-disciplinary clinics in Ohio and Kentucky. Dr. Newman is a member of the American Chiropractic Association, the Ohio Chiropractic Association and the Kentucky Chiropractic Association.

      Mr. Perry has served as a Director since January 24, 2001, and Treasurer since June 22, 2001. He is the President and sole owner of Tree Products Enterprises, Inc., a forest products export company with offices in Lake Oswego and Sisters, Oregon. Mr. Perry also serves as Director of Spatial Dynamics, Inc., located in Clarkston, Washington, which develops and manufactures detection and monitoring instruments. Previously Mr. Perry has served as a Director of WTC, an air freight forwarding company located in Los Angeles, California. Mr. Perry also served for four (4) years as Chairman of the Board and Director for Comprehensive Care Corp., a public company traded on the New York Stock Exchange, which owned and operated sixteen (16) hospitals for chemical dependency with sales in excess of $200 million.

      Ms. Quayle has  served as Secretary  since June 22,  2001.   She is  an
 attorney licensed to practice  law in California.   She has practiced  since
 1991.

 Classification of the Board of Directors

      None.

 Indemnification of Directors and Officers

      Sections 14-2-850 through 14-2-859 of the Code of Georgia empower a corporation to indemnify its directors and officers and to purchase insurance with respect to liability arising out of their capacity or status as directors and officers provided that this provision shall not eliminate or limit the liability of a director: (i) for any breach of the director's duty of loyalty to the corporation or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) arising under the Georgia corporation laws; or (iv) for any transaction from which the director derived indemnification permitted thereunder shall not be deemed exclusive of any other rights to which the directors and officers may be entitled under the corporation's by-laws, any agreement, vote of shareholders or otherwise. The Company's Certificate of Incorporation eliminates the personal liability of directors to the fullest extent permitted by Sections 14-2-850 et al. of the Code of Georgia.

      The effect of the foregoing is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

      Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act is therefore unenforceable. The Company maintains directors and officers' liability insurance.

 Committees of the Board of Directors

      The Board of Directors has established an Audit Committee and a Compensation Committee. At fiscal year end 2001, the Audit Committee consisted of Dr. Newman and Mr. Perry. The Audit Committee recommends to the Board of Directors independent public accountants for the Company and reviews related matters. The Compensation Committee reviews and recommends the compensation of executive officers and key employees.

 Section 16 (a) Beneficial Ownership Reporting Compliance

      Section 16 (a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership of equity securities to file reports of the Company with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16 (a) forms that they file. The Company has assisted in the preparation of the Section 16 (a) forms on behalf of its officers and directors based on the information provided by them. Forms 3 & 4 related to the Section 16 (a) requirements were filed for the Company's fiscal year's ended December 31, 2000, and 2001, however the Forms 3 & 4 were filed late.


 ITEM 10.  EXECUTIVE COMPENSATION

 Summary Compensation Table

 The following sets forth the aggregate cash compensation paid to the Company's Executive Officer for services rendered to the Company during the fiscal year indicated.

 Other
 Name and Position   Year   Salary   Bonus  Compensation  Stock  Options Other
 -----------------   ----   -------  -----  ------------  -----  ------- -----
 Dr. Regan,
  President & CEO    2001  $180,000

 Robert Flippin      2000  $180,000                      390,625
 President & CEO



 Stock Option Plans

      At a Special Meeting of Shareholders of the Company held on March 16, 2000, the shareholders ratified and approved the adoption of a stock option plan and reserved an aggregate of 1,500,000 shares of the Company's Common Stock, par value $0.02, for issuance thereunder. Pursuant thereto, the Board of Directors adopted the 2001 Stock Incentive Plan (the "Plan"). The Board of Directors believes that the availability of an adequate number of shares in the share reserve of the Plan is an important factor in attracting, motivating, and retaining qualified employees, officers, and directors, and non-employee agents, consultants, advisers, and independent contractors essential to the success of the Company. In 2001, the Board of Directors unanimously recommended a proposal to amend the Company's 2001 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from an aggregate of 1,500,000 to 50,000,000. In connection with the votes tabulated at the annual shareholder meeting in June 2001, the amendment to the Company's Stock Option Plan was approved, and the number of shares reserved for issuance under the Plan was increased to 50,000,000 pursuant to approval by the shareholders. To date, no shares have been issued under the Plan and 50,000,000 shares remain reserved for issuance

      The following summary of the Plan is qualified in its entirety by the specific language of the Plan:

      The Plan provides for the Board of Directors, or a designated committee, to administer the Plan. Grants under the Plan may consist of options intended to qualify as incentive stock options within the meaning of
 Section 422 of the Internal Revenue Code of 1986, as amended, or of non-qualified stock options that are not intended to so qualify. Grants may be made to employees, officers, directors, and non-employee agents, consultants, advisers, and independent contractors of the Company and any parent or subsidiary of the Company, including non-employee members of the Board of Directors.

      Incentive stock options may be granted only to officers and directors who are employees. Non-qualified stock options may be granted to employees, officers, directors, agents, consultants, advisers, and independent contractors. The exercise price of Common Stock underlying an option will be determined by the Board of Directors and may be equal to, greater than, or less than the fair market value, but in no event less than fifty percent (50%) of fair market value, provided that (i) the exercise price of an incentive stock option shall be equal to or greater than the fair market value of a share of Common Stock on the date such incentive stock option is granted, and (ii) the exercise price of an incentive stock option granted to an employee who possesses, directly or beneficially, more than ten percent (10%) of the voting power of all classes of stock must not be less than one hundred ten percent (110%) of the fair market value of the underlying shares of Common Stock on the date of grant.

      Options vest according to the terms and conditions determined by the Board of Directors. The Board of Directors will determine the term of each option up to a maximum of ten (10) years from the date of grant, except that the term of an incentive stock option granted to an employee who possesses, directly or beneficially, more than ten percent (10%) of the voting power of all classes of stock, may not exceed five (5) years from the date of grant. The Board of Directors may accelerate the exercisability of any or all outstanding options at any time for any reason.

      The Plan will continue until terminated by the Board of Directors or until all of the shares reserved under the Plan have been issued, whichever first occurs. Options granted under the Plan terminate and cease to be exercisable on the date ten (10) years after the date of grant, unless earlier terminated pursuant to the terms of the Plan. The Board of Directors may amend or terminate the Plan at any time, except that it may not make any amendment that requires shareholder approval as provided in the Securities Exchange Act of 1934 without shareholder approval, such as increasing the number of shares authorized for issuance under the Plan or expanding the class of persons eligible to receive an option grant under the Plan. Additionally, the rights of a recipient of a grant under the Plan prior to any such action by the Board of Directors may not be impaired with the recipient's consent.


 Employment  & Consulting Agreements & Other Arrangements

      Effective February 23, 2001, the Company entered into an employment agreement with Dr. Regan as President and Chief Executive Officer ("CEO"). The agreement provided for Dr. Regan to receive an annual salary of $180,000 and a severance payment equal to $45,000 in the event of termination. The term of the agreement is for a period of one year.

      During February of 2001, Mr. Flippin resigned as President, CEO, CFO, Director and Chairman of the Board of Directors. In connection with the resignation, Mr. Flippin and the Company entered into a separation agreement in which provided for severance payments totaling $180,000 and compensation for salary, expenses and certain other costs totaling $107,817.

      Effective July 2, 2001, the Company entered into an agreement with Dr. Newman as Vice-President. The agreement provided for annual compensation of $24,000 and a severance payment equal to $6,000 in the event of termination. The term of the agreement is for a period of one year.

      Effective July 2, 2001, the Company entered into an agreement with Jennifer Quayle as corporate counsel. The agreement provided for annual compensation of $144,000 and a severance payment equal to $36,000 in the
 event of termination.   The term  of the agreement  is for a  period of  one
 year.

      On January 23, 2001, the Company entered into an agreement with Daniel Smith for consulting and advisory services which provided for Mr. Smith to provide up to 360 hours of services at the rate of $500.00 per hour and entitling him to purchase up to 3,840,000 shares of stock at $ .046875 per share. There was a first addendum to the agreement on February 15, 2001, entitling Mr. Smith to purchase up to 12,500,000 shares of stock at $ .04 per share. On March 28, 2001, the Company entered into a second addendum to the agreement, which provided for Mr. Smith to provide up to 750 hours of services at the rate of $1,000 per hour and entitling him to purchase up to 12,500,000 shares of stock at $ .06 per share. On May 31, 2001, the Company entered into a third addendum to the agreement, which provided for Mr. Smith to provide up to 600 hours of services at the rate of $1,000 per hour and entitling him to purchase up to 20,000,000 shares of stock at $ .03 per share. On August 9, 2001, the Company entered into a fourth addendum to the agreement, which provided for Mr. Smith to provide up to 600 hours of services at the rate of $1,000 per hour and entitling him to purchase up to 20,000,000 shares of stock at $ .03 per share. All the agreements and addendums are for a term the sooner of the expiration of one year or the performance of the services as stated in the agreements.

      In February of 2001, the Company entered into a consulting relationship with L.C.K. Consulting. The services to be provided consisted of assistance with the company's restructuring efforts, public reporting, accounting systems, and various projects assigned by the Company's Chief Executive Officer. The relationship is on a week to week basis and compensation is currently capped at no greater than $2,350 per week.

      On August 30, 2001, the Company entered into a consulting agreement with Vector Capital Group, Inc., which provided for Vector to provide financial advice and business consulting services and provided for compensation of $5,000 per month. The term of the agreement was for six months and the agreement was terminated on December 12, 2001.

      On August 30, 2001, the Company entered into a consulting agreement with Greg Pitner, which provided for Mr. Pitner to provide financial advice and business consulting services and provided for compensation of 500,000 shares of stock. The term of the consulting agreement was for six months. On October 9, 2001, the Company also entered into a business advisory services agreement with Mr. Pitner which provided for Mr. Pitner to provide management consulting services and provided for compensation of 3,461,538 shares of stock. The term of the business advisory agreement was for six months. The consulting agreement and the business advisory agreement were terminated on December 12, 2001. In connection with the early termination, Mr. Pitner returned 1 million shares of common stock back to the Company.

      On August 30, 2001, the Company entered into a consulting agreement with Jim Hines, which provided for Mr. Hines to provide financial advice and business consulting services and provided for compensation of 500,000 shares of stock. The term of the consulting agreement was for six months. On October 9, 2001, the Company also entered into a business advisory services agreement with Mr. Hines which provided for Mr. Hines to provide management consulting services and provided for compensation of 3,307,692 shares of stock. The term of the business advisory agreement was for six months. The consulting agreement and the business advisory agreement were terminated on December 12, 2001. In connection with the early termination, Mr. Pitner returned 1 million shares of common stock back to the Company.

      On September 14, 2001, the Company entered into an agreement with Daniel Smith for consulting and advisory services which provided for Mr. Smith to provide consulting and advisory services and entitling him to purchase up to 20,000,000 shares of stock at $ .03 per share. On October 4, 2001, the Company entered into an agreement with Daniel Smith for consulting and advisory services which provided for Mr. Smith to provide consulting and advisory services and entitling him to purchase up to 20,000,000 shares of stock at $ .03 per share. On October 9, 2001, the Company entered into a business advisory services agreement with Jonathan Fink which provided for Mr. Fink to provide management consulting services and provided for compensation of 3,173,077 shares of stock. The term of the business advisory agreement was for six months. The business advisory agreement was terminated on December 12, 2001, and 1 million shares of common stock was returned to the Company. On October 17, 2001, the Company entered into an agreement with Daniel Smith for consulting and advisory services which provided for Mr. Smith to provide consulting and advisory services and entitling him to purchase up to 20,000,000 shares of stock at $.03 per share. On November 8, 2001, the Company entered into an agreement with Daniel Smith for consulting and advisory services which provided for Mr. Smith to provide consulting and advisory services and entitling him to purchase up to 50,000,000 shares of stock at $ .03 per share. All the agreements and addendums are for a term the sooner of the expiration of one year or the performance of the services as stated in the agreements.

 Remuneration of Directors

      The Company's policy for remuneration for each outside director (non-employee) provides for 10,000 options per term elected, $250 for each telephonic meeting of the Board of Directors attended, and $1,000 for each meeting of the Board of Directors attended personally. Each director is entitled to receive reimbursement for reasonable expenses incurred to attend the meetings upon submittal of appropriate written documentation.


 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Principal Security Holders

      The following table sets forth, at December 31, 2001, certain information with respect to stock ownership of (i) all persons known by the Company to be beneficial owners of 5% or more of its outstanding Common Stock, (ii) each of the Company's directors and executive officers, and
 (iii) all directors and executive officers as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power over the shares of Common Stock listed below.

 Name and Address of          Number of Shares       # of Shares of Common Stock
 Beneficial Owner (1)         Beneficially Owned (1)  Beneficially Owned (1)
 --------------------         ---------------------- ---------------------------
 Brian Regan, DC                     3,879                     .0028 %
 35 Fulford Avenue, Suite 100
 Bel Air, Maryland  21014

 Mark Newman,DC                      2,041                     .0015 %
 111 Wellington Place
 Cincinnati, Ohio  45219

 Norman Perry  (2)                   7,758                     .0056 %
 10919 SE Spencer Court
 Portland, Oregon  97266

 All Directors and current
 Executive Officers as a group      13,678                     .0099 %



   (1) This table is based upon information supplied by officers and directors. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 1,373,447 shares outstanding on December 31, 2001, adjusted as required by rules promulgated by the SEC.

   (2) Includes 3,176 shares issued to Tree Products Enterprises, Inc. and 4,582 shares issued to Tree Products Enterprises, Inc. Profit Sharing Plan Trust. Mr. Perry is the president of Tree Products Enterprises, Inc.



 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The Company has entered into an administrative services agreement with Chiro-One Spine and Rehab Center, LLC, effective as of October 1, 2001. Chiro-One Spine and Rehab is a medical corporation wholly owned by Dr. Regan.


 Section 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K

 (a)    Exhibits

 None.


 (b)    Reports on Form 8-K

      On March 30, 2001, the Company filed in connection with the resignation of the Company's then President and CEO, Robert Flippin, and the subsequent appointment of Brian Regan, DC as President and CEO.

     On December 13, 2001, the Company filed in connection with the Company's reverse split of its common stock indicating that each 200 shares of the Company's $0.02 par value common stock outstanding immediately prior to the reverse split shall became one share of the Company's $0.02 par value common stock immediately after the reverse split.

      On March 19, 2002, the Company filed in connection with the change in the Company's independent public accountants.


 SIGNATURES

      In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2002.

 Tessa Complete Health Care, Inc.

 By:  /s/ Brian Regan, DC
 ------------------------------
 Brian Regan, DC, President and
 Chief Executive Officer