Form 10QSB
period 2002-03-31
TESSA COMPLETE HEALTH CARE INC/GA
filed 2002-05-15
CIK 859919

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB


                         QUARTERLY REPORT PURSUANT TO
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002



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

                          Yes [ X ]     No [   ]




 As of  April 30,  2001,  there  were  416,990,947 shares  of  Common   Stock
 outstanding.

 Documents incorporated by reference: None

 Item 1.   Financial Statements.

      The following financial statements of Tessa Complete Health Care, Inc. ("the Company") are included herein and are unaudited, but in the opinion of management include all adjustments necessary for fair presentation of the Company's financial condition as of March 31, 2002 and results of operations and cash flows for the three months ended March 31, 2002 and March 31, 2001, respectively:

                       TESSA COMPLETE HEALTH CARE, INC.

                                BALANCE SHEET
                                (Unaudited)


                                                   March 31,      December 31,
                                                  ---------------------------
                                                     2002             2001
                                                  ----------       ----------
 Current assets:
   Cash                                          $    31,561      $    12,409
   Prepaid Insurance                                   9,492           11,718
   Accounts receivable, net of
     allowances of  $14,514 and $10,490               32,714           19,481
                                                  ----------       ----------
                   Total current assets               73,766           43,608
                                                  ----------       ----------
 Property and equipment, net of depreciation          74,810           45,921
                                                  ----------       ----------
 Total assets                                    $   148,577      $    89,529
                                                  ==========       ==========

 Current liabilities:
   Accounts payable                                        -            9,152
   Accrued expenses                                  294,276          378,807
   Payable to professional employer
     organization                                    919,326          919,326
                                                  ----------       ----------
                    Total liabilities              1,213,602        1,307,285
                                                  ----------       ----------

 Stockholders' equity (deficit)
   Common stock, $.02 par value; 500,000,000
   shares authorized 355,042,543 shares issued
   and outstanding at 3/31/02 909,109 shares
   issued and outstanding at 12/31/01              7,082,669           18,182
   Additional paid-in capital                     14,445,818       20,802,038
   Retained deficit                              (22,593,514)     (22,037,976)
                                                  ----------       ----------
                  Net capital deficiency          (1,065,026)      (1,217,756)
                                                  ----------       ----------
 Total liabilities and equity                    $   148,577      $    89,529
                                                  ==========       ==========

         The accompanying notes are an integral part of these statements.

                       TESSA COMPLETE HEALTH CARE, INC.

                            STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                  For the three months ended,
                                                           March 31,
                                                  ---------------------------
                                                     2002             2001
                                                  ----------       ----------
 Revenues                                        $    40,870      $         -

 Operating expenses:
   Caregiver compensation and benefits                21,648                -
   Other practice costs                                4,399                -
   Administrative compensation and benefits           84,510          127,986
   Occupancy costs                                    18,274            2,345
   Selling and administrative                         96,599                -
   Stock based compensation                          367,267          430,456
   Depreciation and amortization                       3,711            7,032
                                                  ----------       ----------
 Total operating expenses                            596,408          567,819
                                                  ----------       ----------
 Income (loss) from operations                      (555,537)        (567,819)
                                                  ----------       ----------
 Net loss                                        $  (555,537)     $  (567,819)
                                                  ----------       ----------

 Earnings (loss) per share                       $     (0.00)     $     (0.02)
                                                  ----------       ----------
 Weighted average shares outstanding             237,398,015       25,127,211
                                                 -----------       ----------

         The accompanying notes are an integral part of these statements.

                       TESSA COMPLETE HEALTH CARE, INC.

        CONSOLIDATED STATEMENT OF CHANGES IN NET CAPITAL DEFICIENCY
            For the three months ended March 31, 2001 and 2002


                                     Common stock       Additional                     Net
                              -----------------------    paid-in       Retained      capital
                                 Shares       Amount     capital       deficit      deficiency
                              -----------   ---------   ----------   -----------    -----------
 Balance at January 1, 2000,
   as restated                     69,047  $    1,381  $ 8,076,960  $(14,582,922)  $ (6,504,581)
 Shares issued for cash,
   debt, services                  54,077       1,081      705,975             -        707,056
 Net loss                               -           -            -      (567,819)      (567,819)
                              -----------   ---------   ----------   -----------    -----------
 Balance at March 31, 2001        123,124  $    2,462  $ 8,782,935  $(15,150,741)  $ (6,365,344)
                              ===========   =========   ==========   ===========    ===========

 Balance at December 31, 2001     909,109  $   18,182  $20,802,038  $(22,037,976)  $ (1,217,756)
 Shares issued for cash       140,000,000   2,800,000   (2,459,000)            -        341,000
 Shares issued in exchange
   for services               213,224,325   4,264,487   (3,897,220)            -        367,267
 Net loss                               -           -            -      (555,537)      (555,537)
                              -----------   ---------   ----------   -----------    -----------
 Balance at March 31, 2002    354,133,434  $7,082,669  $14,445,818  $(22,593,513)  $ (1,065,026)
                              ===========   =========   ==========   ===========    ===========

         The accompanying notes are an integral part of these statements.


                       TESSA COMPLETE HEALTH CARE, INC.

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                       Three-month period ended
                                                               March 31,
                                                           2002         2001
                                                         ----------------------
 Cash flows from operating activities:

   Net Loss                                             $ (555,537)  $ (567,819)
                                                         ----------------------
      Adjustments to reconcile net loss
         to net cash used in operating activities:

           Provision for doubtful accounts                   4,024            -
           Depreciation and amortization                     3,711        7,032
           Stock based compensation                        367,267      430 456

           Changes in current assets and liabilities
             Increase in accounts receivable               (17,257)           -
             Decrease in prepaid expenses                    2,226            -
             Increase (decrease) in A.P. & accrued liab.   (93,683)    (161,484)
                                                         ----------------------
   Net cash used in operating activities                  (289,249)    (291,815)
                                                         ----------------------

 Cash flows from investing activities:

   Cash expenditures                                       (32,600)           -
                                                         ----------------------
         Net cash used in investing activities             (32,600)           -
                                                         ----------------------
 Cash flows from financing activities

   Proceeds from sale of stock                             341,000      253,300
                                                         ----------------------
   Net cash provided by financing activities               341,000      253,300
                                                         ----------------------

 Net increase (decrease) in cash and cash equivalents       19,151      (38,515)

 Cash and cash equivalents at beginning of period           12,409       24,049
                                                         ----------------------

 Cash and cash equivalents at end of period             $   31,560   $    8,833
                                                         ======================


         The accompanying notes are an integral part of these statements.

                       TESSA COMPLETE HEALTH CARE, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

 1.   Unaudited Interim Consolidated Financial Statements

      The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the
 Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the consolidated information presented not misleading. The consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report for the years ended December 31, 2001 and 2000 as contained in the Company's Form 10K dated April 12, 2002.


 2.   Summary of significant accounting policies

 Basis of consolidation: The 2002 consolidated financial statements include the accounts of the Company and Chiro One Spine & Rehabilitation, LLC.
 ("Chiro One"). All intercompany accounts and transactions have been eliminated. Chiro One is consolidated because management believes it exercises significant influence over this entity.

 History and business activity: Up to October of 2000, Tessa Complete Health Care, Inc., ("Tessa") a physician practice management company, provided comprehensive management services to multi-disciplinary health care clinics. Such clinics provided chiropractic, physical therapy, neurological and other health care services to patients.

 During the period subsequent to October 2000, the Company shifted its focus from providing management services to establishing clinics within national health club chains within selected geographical regions versus working within the multidisciplinary health care clinic asset acquisitions that took place primarily in 1998 and 1999. As a result of the restructuring described in Note 4, Tessa effectively terminated its business relationships with all clinics during October 2000 and up to September of 2001.

 Effective March 24, 2000, pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") between Zaba International, Inc. ("Zaba"), a Colorado corporation, and Tessa, all outstanding shares of common stock of Zaba were exchanged for 225,000 shares of common stock of Tessa and $112,500 in cash in a transaction accounted for as a purchase in which Tessa was the surviving company. Prior to the merger, Zaba had 2,407,166 shares of common stock outstanding. Such shares were exchanged for 225,000 shares of common stock of Tessa and cash consideration of $112,500. By virtue of the merger, Tessa acquired 100% of the issued and outstanding common stock of Zaba. Prior to the effectiveness of the Merger, Tessa had an aggregate of 13,986,709 shares of common stock issued and outstanding.

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

 By the fourth quarter of fiscal 2000 and in connection with the elimination of cash advances by Litchfield Financial Corporation ("Litchfield") for the purchase of accounts receivable generated by the medical corporations, the Company temporarily ceased operations. Furthermore, all clinic practitioners operating within the above referenced clinics had separated from the Company such that the practitioners no longer submitted billings through the Medical Corporations to which the Company was providing business services. Due to the elimination of funding for the Medical Corporations, the primary source of cash flow was eliminated and the operations of the Company ceased during the fourth quarter. The Company has however restarted operations in connection with the establishment of rehabilitative clinics in Greenbelt and Rockville, Maryland and is in the process of adding additional clinics during the period subsequent to the quarter ended March 31, 2002.

 Administrative services: The Company has operated under administrative services relationships with Medical Corporations owned by one or more physicians. The physician(s) that own the Medical Corporations are solely responsible for the practice of medicine and delivery of medical services. As described above, the revenues and expenses of the Medical Corporations were consolidated with the operations of the Company. The Company has operated such that it has assisted in the management of day-to-day operations that include, but not limited to, financial systems, financial management, and general bookkeeping functions.

 Cash and cash concentrations: For purposes of the statement of cash flows, the Company considers cash equivalents to be highly liquid instruments if, when purchased, their original due dates were within three months.

 Impairment of long-lived assets: The Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. During 2001, management determined that they would not be able to recover the deferred charges and expensed $372,656 for the impairment of deferred charges.

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

 Property  and  equipment:  Property  and   equipment  is  stated  at   cost.
 Depreciation of property and equipment has been provided by using the straight-line methods over estimated useful lives of five years for medical equipment and office furniture and equipment and the lesser of ten years or the remaining lease term for leasehold improvements.

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

 Reporting comprehensive income: The Company reports and display comprehensive income and its components as separate amounts in the consolidated financial statements. Comprehensive income includes all changes in equity during a period that results from recognized transactions and other economic events other than transactions with owners. There were no comprehensive income items to report for 2001 or for the first quarter of fiscal 2002.

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

 Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 237,398,015 for the quarter ended March 2002 and 25,127,211 for the prior year's comparative period.

 Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share would be anti-dilutive.

 Reclassifications:  Certain  reclassifications   have  been   made  to   the
 consolidated financial statements for the first quarter of 2002 in order to conform to the first quarter of 2001 presentation.


 3.   Restructuring

 The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. In addition, due to the termination of the Company's administrative services relationship with certain Medical Corporations during fiscal 2000 which it had been providing managerial services to, the Company temporarily ceased operations during the fourth quarter of fiscal 2000 and through the third quarter of 2001. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 The Company attributes much of the difficulties it experienced during 2000 and 2001 and the resulting capital deficiency to integration difficulties the Company encountered during an expansion plan during fiscals 1998 and 1999 which increased the number of asset acquisitions at clinics from 8 to 33, and increased revenues from $2.1 million to $22 million for the fiscal years 1997 through 1999. To help address the above issues, the Company initiated managerial, financial, and operational restructurings during fiscal 2000 that have continued into fiscal 2001. In addition, the Company has shifted its business strategy from one of expansion through the acquisition of pre-existing multi- disciplinary practices to a strategy, which involves the Company entering into concessionary agreements with high profile health clubs and initiating rehabilitative type clinics within such clubs.

 Managerial restructurings which initiated during 2000 continued into the first quarter of fiscal 2001 in that Mr. Flippin resigned and Dr. Brian Regan was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, and as a Director. In addition, there have been other changes during the first quarter of fiscal 2001 to the Company's Board of Directors in that Norman Perry was added as a Director whereas Mr. Verhey and Ms. Krueger resigned as Directors.

 As to financial restructurings, the Company has undertaken and executed plans which were initiated in fiscal 2000 and have continued into fiscal 2001 which have included: 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; and 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company. Although approximately $9 million of the approximately $10.3 in debt has been eliminated due to settlements, offsets, and/or the determination that the debt was not owed there still remains $1.2 million in potential obligations.

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


 4.   Stockholders' equity

 During January of 2002, the company conducted a private placement of its securities such that 100 million shares of common stock were purchased at a price of $.002 per share. The sale provided cash proceeds of $200,000. In addition, the Company entered into a consulting agreements with Dan Smith which provided that Mr. Smith could purchase up to 166 million shares of common stock at a price of $.03 and .045 (150 million) in exchange for services that were to be valued at $500 per hour. During the three months ended March 31, 2002, Mr. Smith exercised options provided to him under the consulting agreement to purchase 253,224,375 shares of the Company's common stock. Management of the Company valued the shares issues at $.002 per share. Management of the Company estimated the value of the Company's shares issued after considering the historical trend of the trading prices for its common stock, the limited volume of shares being traded, and the valuation of stock in connection with the issuance of stock with a private placement in January 2002. Mr. Smith exercised options such that $141,000 was also received by the Company. The Company recorded stock based compensation expense totaling $367,267 as a result of these issuances.


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

      The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three month periods ended March 31, 2002 and 2001.

 Restructuring/Going Concern

 The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. In addition, due to the termination of the Company's administrative services relationship with certain Medical Corporations during fiscal 2000 which it had been providing managerial services to, the Company temporarily ceased operations during the fourth quarter of fiscal 2000 and through the third quarter of 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 The Company attributes much of the difficulties it experienced during 2000 and 2001 and the resulting capital deficiency to integration difficulties the Company encountered during an expansion plan during fiscals 1998 and 1999 which increased the number of asset acquisitions at clinics from 8 to 33, and increased revenues from $2.1 million to $22 million for the fiscal years 1997 through 1999. To help address the above issues, the Company initiated managerial, financial, and operational restructurings during fiscal 2000 that have continued into fiscal 2001. In addition, the Company has shifted its business strategy from one of expansion through the acquisition of pre-existing multi- disciplinary practices to a strategy, which involves the Company entering into concessionary agreements with high profile health clubs and initiating rehabilitative type clinics within such clubs.

 Managerial restructurings which initiated during 2000 continued into the first quarter of fiscal 2001 in that Mr. Flippin resigned and Dr. Brian Regan was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, and as a Director. In addition, there have been other changes during the first quarter of fiscal 2001 to the Company's Board of Directors in that Norman Perry was added as a Director whereas Mr. Verhey and Ms. Krueger resigned as Directors.

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


 Results of Operations

 Comparison of Results of Operations for the three months ended March 31, 2002 and 2001.

      Revenues increased from zero for the quarter ended March 31, 2001 to $40,870 for the quarter ended March 31, 2002. The increase in revenue is attributed to the re-establishment of operations in connection with the Company entering into a management services agreement with Chiro One, Inc. and the consolidation of revenue generated by Chiro One, Inc.

      Operating expenses increased by $28,588.84 to $596,408 for the quarter ended March 31, 2002 versus $567,819 for the prior year's comparative three month period. The Company attributes the increase due to costs recorded in connection with the re-establishment of clinical operations from the management services agreement with Chiro One, Inc. Of the above mentioned operating expenses, expense related to stock based compensation consisted of $367,267 for the quarter ended March 31, 2002 versus $430,456 for the prior year's comparative period. In addition, amortization and depreciation included in the operating expenses decreased from $7,032 for March 31, 2001 to $3,711 for the period ended March 31, 2002. The decrease is attributed to the elimination of amortization expense as a result of the Company's write-down at the end of 2001 of intangible assets that were associated with a merger during 2000.

      As a result of the foregoing factors, the Company reported a net loss of $555,537 for the quarter ended March 31, 2002 versus a loss of $567,819 for the quarter ended March 31, 2001. The Company reported no per share gain or loss for the quarter ended March 31, 2002 versus a loss per share of $.02 for prior year's comparative period.


 Liquidity and Capital Resources

 Cash flow from operations was a negative $289,249 for the three month period ended March 31, 2002 versus a negative $291,815 for the prior year's comparative period. The Company financed the negative cash flows through the sale of equity during the three month periods ended March 31, 2002 and 2001.

 Throughout the first three quarters of 2000, the Company was dependent upon administrative service fees from the Medical Corporations it had been providing administrative services to. During the third quarter of fiscal 2000 and through the end of September 2001, the Company ceased operations in connection with termination of an accounts receivable purchase agreement that Medical Corporations utilized to fund its operations. Due to the Medical Corporation's inability to obtain the working capital it needed to fund its operations and pay the Company's expenses, the Company terminated its relationship with such Medical Corporations and revenue-generating operations of the Company were ceased until the fourth quarter of 2001 when the Company initiated a new services agreement with Chiro One, Inc.

 During 1998, 1999 and until June of 2000, the Company leased employees from American Outsource Strategies ("AOS") a professional employer organization. Payment to AOS for employee leasing services included employee salaries, payroll taxes, benefits and AOS's fees. AOS was 50% owned by two individuals who are the former Chief Executive Officer and former Chief Financial Officer of Tessa. The Company has accrued an amount consisting of $919,326 as an estimate for possible obligations that may have arisen from the relationship with AOS. The Company continues to review certain of these agreements and related liabilities to determine the full extent of obligation, if any, and whether the obligation is owed by Medical Corporations to which the Company only provided managerial services for, or by the Company.

 In addition to the above obligations, the Company has accrued approximately $280,000 for matters pertaining to past management and litigation associated with employment agreements. The Company continues to review certain of these agreements and related liabilities to determine the full extent of obligation, if any, and whether the obligation is owed by Medical Corporations to which the Company only provided managerial services for, or by the Company. The Company is also in negotiations to attempt to offset possible amounts owing against assets that may have been converted back to the above mentioned health care providers.

 Management has recognized the Company's need to raise additional capital for working capital purposes, as well as to eliminate the existing debt. In response, the Company exercised on plans during fiscal 2001 and into the first quarter of fiscal 2002 which have included: i) the conversion of debt to equity; ii) the conversion of debt to payment plans; iii) settlements of debt in exchange for heavily discounted lump sum payments by the Company. During 2001, the Company raised $1,415,000 in connection with the exercise of options to purchases shares of the Company's common stock at exercise prices between $.03 and $.04 per share. During the three month period ended March 31, 2002, the Company raised $341,000 as a result of a private placement of $200,000 and $141,000 that was raised from the exercise of options to purchase the Company's common stock.

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

 The Company has been named as a  defendant in the matter of Gonzalez - Wiley
 v. Tessa Complete Health Care, Inc., et al. in the United States District Court for the District of Oregon, Case No. CV00-1320AS, the Complaint of which alleges breach of employment contract and related claims. The Company is defending against these claims.

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

 The Company has been named as a defendant in the matter of Simons v. Tessa Complete Health Care, Inc., et al. in the United States District Court, Eastern District of Kentucky at Covington, Case No. 99-207, the Complaint of which alleges breach of contract and related claims. A Cross- Complaint had been filed against the Company by Litchfield Financial Corporation, one of the defendants in the case. The Company reached settlements which resulted in the Company's dismissal from the case on March 13, 2002.

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


 Item 2.   Changes in Securities.

 During January of 2002, the company conducted a private placement of its securities such that 100 million shares of common stock were purchased at a price of $.002 per share. The sale provided cash proceeds of $200,000. In addition, the Company entered into a consulting agreements with Dan Smith which provided that Mr. Smith could purchase up to 166 million shares of common stock at a price of $.03 and .045 (150 million) in exchange for services that were to be valued at $500 per hour. During the three months ended March 31, 2002, Mr. Smith exercised options provided to him under the consulting agreement to purchase 253,224,375 shares of the Company's common stock. Management of the Company valued the shares issues at $.002 per share. Management of the Company estimated the value of the Company's shares issued after considering the historical trend of the trading prices for its common stock, the limited volume of shares being traded, and the valuation of stock in connection with the issuance of stock with a private placement in January 2002. Mr. Smith exercised options such that $141,000 was also received by the Company. The Company recorded stock based compensation expense totaling $367,267 as a result of these issuances.


 Item 3.   Defaults Upon Senior Securities.

      Other than as set forth elsewhere herein, there has been no material default with respect to any indebtedness of the Company required to be disclosed pursuant to this item.

 Item 4.   Submission of Matters to a Vote of Security Holders.

      There have been no matters submitted to a vote of security holders during the quarter ended March 31, 2002.


 Item 5.   Other Information.  None.


 Item 6.   Exhibits and Reports on Form 8-K


 (a)       Exhibits

             10.1   Consulting Agreement dated January 2, 2002.

             10.2   Consulting Agreement dated February 21, 2002.

             10.3   Subscription Agreement dated January 2, 2002.


 (b)       Reports on Form 8-K None.

 SIGNATURES

      In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2002.

 Tessa Complete Health Care, Inc.

 By:  /s/ Brian Regan, DC
 ------------------------------
 Brian Regan, DC, President and
 Chief Executive Officer