Form 10QSB
period 2002-06-30
TESSA COMPLETE HEALTH CARE INC/GA
filed 2002-08-19
CIK 859919

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB


                         QUARTERLY REPORT PURSUANT TO

          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

 Yes [ X ] No [   ]


 As of August 10, 2002, there were 22,192,835 shares of Common Stock outstanding.

 Documents incorporated by reference: None

 Item 1. Financial Statements.

 The following financial statements of Tessa Complete Health Care, Inc. ("the Company") are included herein and are unaudited, but in the opinion of management include all adjustments necessary for fair presentation of the Company's financial condition as of June 30, 2002, and results of operations and cash flows for the three and six months ended June 30, 2002, and June 30, 2001, respectively:


                       TESSA COMPLETE HEALTH CARE, INC.

                                BALANCE SHEET
                                 (Unaudited)

                                                   June 30,      December 31,
                                                  ---------------------------
                                                     2002             2001
                                                  ----------       ----------
 Current assets:
   Cash                                          $    14,758      $    12,409
   Prepaid Insurance                                   9,766           11,718
   Accounts receivable, net of
     allowances of  $26,508 and $10,490               48,843           19,481
                                                  ----------       ----------
                   Total current assets               73,367           43,608
                                                  ----------       ----------
 Property and equipment, net of depreciation         104,284           45,921
                                                  ----------       ----------
 Total assets                                    $   177,651      $    89,529
                                                  ==========       ==========

 Current liabilities:
   Accounts payable                                        -            9,152
   Accrued expenses                                  231,085          378,807
   Payable to professional employer
     organization                                    919,326          919,326
                                                  ----------       ----------
                    Total liabilities              1,150,411        1,307,285
                                                  ----------       ----------

 Stockholders' equity (deficit)
   Common stock, $.02 par value; 500,000,000
   shares authorized 16,702,354 shares issued
   and outstanding at 6/30/02; 30,304 shares
   issued and outstanding at 12/31/01                334,047              606
   Additional paid-in capital                     21,471,815       20,819,614
   Retained deficit                              (22,778,622)     (22,037,976)
                                                  ----------       ----------
                  Net capital deficiency            (972,760)      (1,217,756)
                                                  ----------       ----------
 Total liabilities and equity                    $   177,651      $    89,529
                                                  ==========       ==========

     The accompanying notes are an integral part of these statements.

                          TESSA COMPLETE HEALTH CARE, INC.

                               STATEMENT OF OPERATIONS
                                     (Unaudited)


                                  For the three months     For the six months
                                     ended, June 30,         ended, June 30,
                                  ---------------------   ---------------------
                                    2002         2001       2002         2001
                                  ---------   ---------   ---------   ---------
 Revenues                        $   63,993  $        -     104,863  $        -

 Operating expenses:
   Caregiver compensation
      and benefits                   31,318           -      52,966           -
   Other practice costs              39,044           -      43,443           -
   Administrative compensation
      and benefits                   82,847      80,794     167,357     208,779
   Occupancy costs                   24,307      11,244      42,581      13,589
   Selling and administrative        65,543      38,458     162,142      38,457
   Stock based compensation               -     715,359     367,267   1,145,815
   Depreciation and amortization      6,041       7,080       9,752      14,112
                                  ---------   ---------   ---------   ---------
 Total operating expenses           249,101     852,934     845,509   1,420,752
                                  ---------   ---------   ---------   ---------
 Income (loss) from operations     (185,108)   (852,934)   (740,646) (1,420,752)
                                  ---------   ---------   ---------   ---------

 Other income:
    Gain from restructuring               -   2,076,061           -   2,076,061
                                  ---------   ---------   ---------   ---------
 Total other income                       -   2,076,061           -   2,076,061


 Net income (loss)               $ (185,108) $1,223,127  $ (740,646) $  655,309
                                  ---------   ---------   ---------   ---------

 Earnings (loss) per share       $    (0.01) $     0.08  $     (.07) $      .02
                                  ---------   ---------   ---------   ---------
 Weighted average shares
 Outstanding                     14,782,069  15,824,321  11,347,668  36,263,819
                                 -----------  ---------- -----------  ----------


     The accompanying notes are an integral part of these statements.

                                 TESSA COMPLETE HEALTH CARE, INC.

                   CONSOLIDATED STATEMENT OF CHANGES IN NET CAPITAL DEFICIENCY
                         For the six months ended June 30, 2001 and 2002


                                    Common stock        Additional                     Net
                              -----------------------    paid-in       Retained      capital
                                 Shares       Amount     capital       deficit      deficiency
                              -----------   ---------   ----------   -----------    -----------
 Balance at December 31, 2001     909,109  $   18,182  $20,802,038  $(22,037,976)  $ (1,217,756)

 Effect of 1 for 30 reverse
   split                         (875,805)    (17,576)      17,576             -              -
                               ----------     -------   ----------    ----------     ----------
 Balance at December 31,
 as restated with reverse          30,304         606   20,819,614   (22,037,976)    (1,217,756)

 Shares issued for cash         4,666,667      93,333      247,667             -        341,000

 Shares issued in exchange
   for stock options                    -           -      297,275             -        297,275

 Shares issued in exchange
   for services                12,003,716     240,075      107,192             -        347,267

 Shares issued in exchange
   for settlement                   1,667          33           67             -            100

 Net loss                               -           -            -      (740,646)      (740,646)
                              -----------   ---------   ----------   -----------    -----------
 Balance at March 31, 2002     16,702,354  $  334,047  $21,471,815  $(22,778,622)  $   (972,760)
                              ===========   =========   ==========   ===========    ===========


     The accompanying notes are an integral part of these statements.


                          TESSA COMPLETE HEALTH CARE, INC.
                              STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                        Six-month period ended
                                                                June 30,
                                                           2002         2001
                                                         ----------------------
 Cash flows from operating activities:

   Net Loss                                             $  740,646   $  655,308
                                                         ----------------------
      Adjustments to reconcile net loss
         to net cash used in operating activities:

           Depreciation and amortization                     9,752       14,112
           Gain from debt restructuring                          -   (2,076,061)
           Stock based compensation                        367,267    1,145,815

           Changes in current assets and liabilities
             Increase in accounts receivable               (29,363)           -
             Prepaid expenses                                1,952       (7,420)
             Increase (decrease) in A.P. & accrued liab.  (166,525)    (285,323)
                                                         ----------------------
   Net cash used in operating activities                  (557,563)  (1,684,369)
                                                         ----------------------

 Cash flows from investing activities:

   Acquisition of equipment                                (58,363)      (2,912)
                                                         ----------------------
         Net cash used in investing activities             (58,363)      (2,912)
                                                         ----------------------
 Cash flows from financing activities

   Proceeds from sale of stock                             618,275      625,000
                                                         ----------------------
   Net cash provided by financing activities               618,275      625,000
                                                         ----------------------

 Net increase (decrease) in cash and cash equivalents        2,349       68,519

 Cash and cash equivalents at beginning of period           12,409            -
                                                         ----------------------

 Cash and cash equivalents at end of period             $   14,758   $   68,519
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


 2. Summary of Significant Accounting Policies

 Basis of consolidation: The 2002 consolidated financial statements include the accounts of the Company and Chiro One Spine & Rehabilitation, LLC
 ("Chiro One"). All intercompany accounts and transactions have been eliminated. Chiro One is consolidated because management believes it exercises significant influence over this entity.

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

 By the fourth quarter of fiscal 2000 and in connection with the elimination of cash advances by Litchfield Financial Corporation ("Litchfield") for the purchase of accounts receivable generated by the medical corporations, the Company temporarily ceased operations. Furthermore, all clinic practitioners operating within the above referenced clinics had separated from the Company such that the practitioners no longer submitted billings through the Medical Corporations to which the Company was providing business services. Due to the elimination of funding for the Medical Corporations, the primary source of cash flow was eliminated and the operations of the Company ceased during the fourth quarter. The Company has however restarted operations in connection with the establishment of rehabilitative clinics in Greenbelt and Rockville, Maryland and is in the process of adding additional clinics during the period subsequent to the quarter ended June 30, 2002.

 Administrative services: The Company has operated under administrative services relationships with Medical Corporations owned by one or more physicians. The physician(s) that own the Medical Corporations are solely responsible for the practice of medicine and delivery of medical services. As described above, the revenues and expenses of the Medical Corporations were consolidated with the operations of the Company. The Company has operated such that it has assisted in the management of day-to-day operations that include, but are not limited to, financial systems, financial management, and general bookkeeping functions.

 Cash and cash concentrations: For purposes of the statement of cash flows, the Company considers cash equivalents to be highly liquid instruments if, when purchased, their original due dates were within three months.

 Impairment of long-lived assets: The Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of

 Use of estimates: The process of preparing financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates and impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. During 2001, management determined that they would not be able to recover the deferred charges and expensed $372,656 for the impairment of deferred charges. assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

 Reporting comprehensive income: The Company reports and display comprehensive income and its components as separate amounts in the consolidated financial statements. Comprehensive income includes all changes in equity during a period that results from recognized transactions and other economic events other than transactions with owners. There were no comprehensive income items to report for 2001 or for the first six months of fiscal 2002.

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

 Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 14,782,069 for the quarter ended June 30, 2002 and 15,824,321 for the prior year's comparative period. For the six months ended June 30, 2002, the weighted average number of common stock shares of outstanding was 11,347,668 for the six months ended June 30, 2002 and 36,263,819 for the prior year's comparative period.

 Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share would be anti-dilutive.

 Reclassifications:  Certain  reclassifications   have  been   made  to   the
 consolidated financial statements for the first and quarters of 2002 in order to conform to the first quarter of 2001 presentation.


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

 Managerial restructurings which initiated during 2000 continued into the first quarter of fiscal 2001 in that Robert Flippin resigned and Dr. Brian Regan was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, and as a Director. In addition, there have been other changes during the first quarter of fiscal 2001 to the Company's Board of Directors in that Norman Perry was added as a Director whereas Mr. Verhey and Ms. Krueger resigned as Directors. In addition, Messrs. Bill Leonard and Steve Wilson were added as Directors during the first quarter of 2002.

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


 4. Stockholders' equity

 During January of 2002, the company conducted a private placement of its securities such that 100 million shares of common stock were purchased at a price of $.002 per share. The sale provided cash proceeds of $200,000. In addition, the Company entered into a consulting agreements with Dan Smith which provided that Mr. Smith could purchase up to 166 million shares of common stock at a price of $.03 and .045 (150 million) in exchange for services that were to be valued at $500 per hour. During the three months ended March 31, 2002, Mr. Smith exercised options provided to him under the consulting agreement to purchase 253,224,375 shares of the Company's common stock. During the three months ended June 30, 2002, Mr. Smith exercised options provided to him under consulting agreements to purchase 61,866,566 (pre-reverse split of June 4, 2002) and to purchase 2,833,353 (post reverse split of June 4, 2002) shares of the Company's common stock. The proceeds to the Company for the above mentioned options amounted to $277,275. Management of the Company valued the shares issued (on average) at $.0044 per share. Management of the Company estimated the value of the Company's shares issued after considering the historical trend of the trading prices for its common stock, the limited volume of shares being traded, and the valuation of stock in connection with the issuance of stock with a private placement in January 2002.


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

 The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three and six month periods ended June 30, 2002 and 2001.

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

 Managerial restructurings which initiated during 2000 continued into the first quarter of fiscal 2001 in that Mr. Flippin resigned and Dr. Brian Regan was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, and as a Director. In addition, there have been other changes during the first quarter of fiscal 2001 to the Company's Board of Directors in that Norman Perry was added as a Director whereas Mr. Verhey and Ms. Krueger resigned as Directors. In addition, Messrs. Bill Leonard and Steve Wilson were added as Directors during the first quarter of 2002.

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

                            Results of Operations

 Comparison of Results of Operations for the three and six months ended June 30, 2002 and 2001.

 Revenues increased from zero for the quarter ended June 30, 2001 to $63,993 for the quarter ended June 30, 2002. For the six month period ended June 30, 2002, revenues were $104,863 versus zero for the prior year's comparable period. The increase in revenue is attributed to the re-establishment of operations in connection with the Company entering into an administrative services agreement with Chiro One, Inc. and the consolidation of revenue generated by Chiro One, Inc. which added a clinic during the quarter. The addition of the clinic brings the total of operating clinics to 2 clinics, both of which operate within Bally Total Fitness Centers in Maryland.

 Operating expenses decreased by $603,833 to $249,101 for the quarter ended June 30, 2002 versus $852,934 for the prior year's comparative three month period. For the six months ended June 30, 2002, operating expenses decreased by $575,243 to $845,509 versus $1,420,752 for the prior year's comparative period. The Company attributes the decreases due to the reduction of stock based compensation which amounted to $715,359 for the quarter ended June 30, 2001 and $1,145,815 for the six month period ended June 30, 2001 as compared to zero for the quarter ended June 30, 2002 and $367,267 for the six month period ended June 30, 2002. In addition, amortization and depreciation included in the operating expenses decreased from $7,080 for June 30, 2001 to $6,041 for the period ended June 30, 2002. For the six months ended June 30, 2002, amortization and depreciation decreased to $9,752 from
 $14,112 for the previous year's comparative period. The decrease is attributed to the elimination of amortization expense as a result of the Company's write-down at the end of 2001 of intangible assets that were associated with a merger during 2000.

 In addition, durng the three and six month periods ended June 30, 2001, the Company reported restructuring gains of $2,076,061 as compared to zero for the three and six month periods ended June 30, 2002.

 As a result of the foregoing factors, the Company reported a net loss of $185,108 for the quarter ended June 30, 2002 as compared income of $1,223,127 for the quarter ended June 30, 2001, and a net loss of $740,646 for the six month period ended June 30, 2002 as compared to income of $655,308 for the six month period ended June 30, 2001. As adjusted for a 30 to 1 reverse split on June 4, 2002, the Company reported a net loss per share of $.01 for the quarter ended Jue 30, 2002 versus a net gain per share of $.08 for the prior year's comparative period. As adjusted for the 30 to 1 reverse split on June 4, 2002, the Company reported a net loss per share of $.07 versus a net gain per share of $.02 for the prior year's compartive period.

                       Liquidity and Capital Resources

 Cash flow from operations was a negative $557,563 for the six month period ended June 30, 2002 versus a negative $1,684,369 for the prior year's comparative period. The Company financed the negative cash flows through the sale of equity during the six month periods ended June 30, 2002 and 2001.

 Throughout the first three quarters of 2000, the Company was dependent upon administrative service fees from the Medical Corporations it had been providing administrative services to. During the third quarter of fiscal 2000 and through the end of September 2001, the Company ceased operations in connection with termination of an accounts receivable purchase agreement that Medical Corporations utilized to fund its operations. Due to the Medical Corporations' inability to obtain the working capital it needed to fund its operations and pay the Company's expenses, the Company terminated its relationship with such Medical Corporations and revenue-generating operations of the Company were ceased until the fourth quarter of 2001 when the Company initiated a new administrative services agreement with Chiro One, Inc.

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

 In addition to the above obligations, the Company has accrued approximately $280,000 for matters pertaining to past management and litigation associated with employment agreements. The Company continues to review certain of these agreements and related liabilities to determine to attempt to offset possible amounts owing against assets that may have been converted back to the above mentioned health care providers.

 Management has recognized the Company's need to raise additional capital for working capital purposes, as well as to eliminate the existing debt. In response, the Company exercised on plans during fiscal 2001 and into the second quarter of fiscal 2002 which have included: i) the conversion of debt to equity; ii) the conversion of debt to payment plans; iii) settlements of debt in exchange for heavily discounted lump sum the full extent of obligation, if any, and whether the obligation is owed by Medical Corporations to which the Company only provided managerial services for, or by the Company. Also, during 2001, the Company raised $1,415,000 in connection with the exercise of options to purchases shares of the Company's common stock at exercise prices between $.03 and $.04 per share. During the six month period ended June 30, 2002, the Company raised $618,275 as a result of a private placement of $200,000 and $418,275 that was raised from the exercise of options to purchase the Company's common stock.

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

 The Company has been named as a defendant in the matter of Collier v. Tessa Complete Health Care, Inc., in the Circuit Court for the County of Multnomah, State of Oregon, Case No. 0105 05256, the Complaint of which arises out of a judgment previously obtained by the plaintiff against Spine & Rehabilitation Centers of Oregon, P.C., a medical corporation, for breach of an employment contract. The Company was not a party to the previous litigation matter. The Company has reached a settlement with the plaintiff.

 The Company has been named as a defendant in the matter of Flippin v. Tessa Complete Health Care, Inc. in the Superior Court for the County of San Diego, Case No. GIN019121, the Complaint of which alleges breach of contract. The Company is defending against this claim.

 The Company has been named as a defendant in the matter of Fryer v. Tessa Complete Health Care, Inc., et al. in the Court of Common Please for the County of Hamilton, State of Ohio, Case No. A00005007, the Complaint of which alleges breach of employment contract. The Company reached a settlement with the plaintiff and was dismissed from the case on or about November 9, 2001, but was named as a third-party defendant in a Third-Party Complaint seeking indemnification. The Company has reached a settlement with the third-party plaintiff.

 The Company has been named as a defendant in the matter of Gonzalez -  Wiley
 v. Tessa Complete Health Care, Inc., et al. in the United States District Court for the District of Oregon, Case No. CV00-1320AS, the Complaint of which alleges breach of employment contract and related claims. The Company has reached a settlement with the plaintiff.

 The Company has been named as a defendant in the matter of Gorman v. Tessa Complete Health Care, Inc., et al. in the Circuit Court for the County of Multnomah, State of Oregon, Case No. 0012-13096, the Complaint of which alleges breach of employment contract and related claims. Judgment was entered on July 29, 2002, for $73,103.

 The Company has been named as a defendant in the matter of HSBC Bank v. Tessa Complete Health Care, Inc. in the Supreme Court for the State of New York County of New York, Index No. 601479-2002, the Complaint of which alleges breach of promissory note.

 The Company has been named as a third-party defendant filed in the matter of Jafari v. Oak Brook Spine & Center, Inc. et al., in the Circuit Court or the County of Du Page, State of Illinois, Case No. 01 L 0135, the Third-Party Complaint of which seeks indemnification for breach of lease claims sought by the plaintiff. The Company is defending against the Third-Party Complaint.

 The Company has been named as a defendant in the matter of Newman v. Tessa Complete Health Care, Inc., in a demand for arbitration filed by the plaintiff with the American Arbitration Association, which claims breach of an employment agreement.

 The Company has been named as a defendant in the matter of Thelander v. Tessa Complete Health Care, Inc., et al. in the Circuit Court for the County of Multnomah, State of Oregon, Case No. 0105 05257, the Complaint of which arises out of a judgment previously obtained by the plaintiff against Spine & Rehabilitation Centers of Oregon, P.C., a medical corporation for breach of an employment contract. The Company was not a party to the previous litigation matter. The Company has reached a settlement with the plaintiff.

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


 Item 2. Changes in Securities.

 During January of 2002, the company conducted a private placement of its securities such that 100 million shares of common stock were purchased at a price of $.002 per share. The sale provided cash proceeds of $200,000. In addition, the Company entered into a consulting agreements with Dan Smith which provided that Mr. Smith could purchase up to 166 million shares of common stock at a price of $.03 and .045 (150 million) in exchange for services that were to be valued at $500 per hour. During the three months ended March 31, 2002, Mr. Smith exercised options provided to him under the consulting agreement to purchase 253,224,375 shares of the Company's common stock. During the three months ended June 30, 2002, Mr. Smith exercised options provided to him under consulting agreements to purchase 61,866,566 (pre-reverse split of June 4, 2002) and to purchase 2,833,353 (post reverse split of June 4, 2002) shares of the Company's common stock. The proceeds to the Company for the above mentioned options amounted to $277,275. Management of the Company valued the shares issued (on average) at $.0044 per share. Management of the Company estimated the value of the Company's shares issued after considering the historical trend of the trading prices for its common stock, the limited volume of shares being traded, and the valuation of stock in connection with the issuance of stock with a private placement in January 2002.

 In addition, on June 4, 2002 the Board of Directors of the Company approved a one for 30 shares reverse stock split. All shares and per share amounts have been restated in the accompanying consolidated financial statements to reflect this reverse stock split.


 Item 3. Defaults Upon Senior Securities.

 Other than as set forth elsewhere herein, there has been no material default with respect to any indebtedness of the Company required to be disclosed pursuant to this item.


 Item 4. Submission of Matters to a Vote of Security Holders.

 There have been no matters submitted to a vote of security holders during the quarter ended June 30, 2002.


 Item 5. Other Information. None.


 Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

 10.4 Consulting Agreement dated June 10, 2002.

 (b) Reports on Form 8-K None.


                           SIGNATURE/CERTIFICATION

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Tessa Complete Health Care, Inc. (the"Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian L. Regan, Chief Executive Officer and Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                          Tessa Complete Health Care, Inc.

                          By:  /s/ Brian Regan, DC
                          ------------------------------
                          Brian Regan, DC, President,
                          Chief Executive Officer and Chief Financial Officer