Form 10QSB
period 2002-09-30
TESSA COMPLETE HEALTH CARE INC/GA
filed 2002-11-20
CIK 859919

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB


                         QUARTERLY REPORT PURSUANT TO

          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                         Commission File No. 0-21099


                       TESSA COMPLETE HEALTH CARE, INC.

                       (Name of issuer in its charter)



              Georgia                                    58-0975098
    (State or other jurisdiction                       (I.R.S Employer
 of incorporation or organization)                  Identification Number)



    PMB 202, 11575 SW Pacific Highway, Tigard, OR  97223    (503) 750-5633
        (Address and telephone number of principal corporate offices)


 Check whether the issuer: (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such period that the Registrant was required to file such reports); and
 (2) has been subject to such filing requirements for the past 90 days.

 Yes [ X ] No [   ]


 As of November 15, 2002, there were 33,885,116 shares of Common Stock outstanding.

 Documents incorporated by reference: None

 Item 1. Financial Statements.

 The following financial statements of Tessa Complete Health Care, Inc. ("the Company") are included herein and are un-audited, but in the opinion of management include all adjustments necessary for fair presentation of the Company's financial condition as of September 30, 2002, and results of operations and cash flows for the three and nine months ended September 30, 2002, and September 30, 2001, respectively:


                       TESSA COMPLETE HEALTH CARE, INC.

                                BALANCE SHEET
                                 (Unaudited)


                                                  September 30,  December 31,
                                                  ---------------------------
                                                     2002             2001
                                                  ----------       ----------

 Current assets:
   Cash                                          $        52      $    12,409
   Prepaid Insurance                                       -           11,718
   Accounts receivable, net of allowances
    of $10,490 for year ended December 31, 2001            -           19,481
                                                  ----------       ----------
                   Total current assets                   52           43,608
                                                  ----------       ----------
 Property and equipment, net of depreciation               -           45,921
                                                  ----------       ----------
 Total assets                                    $        52      $    89,529
                                                  ==========       ==========

 Current liabilities:
   Notes payable                                     180,500            9,152
   Accrued expenses                                  658,960          378,807
   Payable to professional employer
     organization                                    919,326          919,326
                                                  ----------       ----------
                    Total liabilities              1,758,786        1,307,285
                                                  ----------       ----------

 Stockholders' equity (deficit)
   Common stock, $.02 par value; 500,000,000
   shares authorized 33,885,116 shares issued
   and outstanding at 9/30/02; 30,304 shares
   issued and outstanding at 12/31/01                677,702              606
   Additional paid-in capital                     21,162,525       20,819,614
   Retained deficit                              (23,598,962)     (22,037,976)
                                                  ----------      -----------
                  Net capital deficiency          (1,758,735)      (1,217,756)
                                                  ----------      -----------
 Total liabilities and equity                    $        52      $    89,529
                                                  ==========       ==========

     The accompanying notes are an integral part of these statements.




                          TESSA COMPLETE HEALTH CARE, INC.

                               STATEMENT OF OPERATIONS
                                     (Unaudited)


                                  For the three months     For the nine months
                                  ended September 30,      ended September 30,
                                  ---------------------   ---------------------
                                    2002         2001       2002         2001
                                  ---------   ---------   ---------   ---------
 Revenues                        $        -  $        -  $  104,863  $        -

 Operating expenses:
   Caregiver compensation
      and benefits                        -           -      52,966           -
   Other practice costs                   -           -      43,443           -
   Administrative compensation
      and benefits                   55,329      51,005     222,686     259,784
   Occupancy costs                   16,996       8,590      59,577      22,179
   Selling and administrative       609,364     186,073     771,506     224,530
   Stock based compensation          34,366   2,342,266     401,633   3,488,081
   Write down-leasehold improv.     104,284           -     104,284           -
   Depreciation and amortization          -       7,179       9,752      21,291
                                  ---------   ---------   ---------   ---------
 Total operating expenses           820,340   2,595,116   1,665,849   1,420,752
                                  ---------   ---------   ---------   ---------
 Income (loss) from operations     (820,340) (2,595,116) (1,560,986) (4,015,865)
                                  ---------   ---------   ---------   ---------

 Other income:
    Gain from restructuring               -   4,658,650           -   6,734,711
                                  ---------   ---------   ---------   ---------
 Total other income                       -   4,658,650           -   6,734,711


 Net income (loss)               $ (820,340) $2,063,537 $(1,560,986) $2,718,846
                                  ---------   ---------   ---------   ---------

 Earnings (loss) per share       $     (.04) $     0.03  $    (0.10) $      .06
                                  ---------   ---------   ---------   ---------
 Weighted average shares
 Outstanding                     23,051,790  75,115,706  15,249,042  49,214,448
                                 ----------- ----------  ----------  ----------


     The accompanying notes are an integral part of these statements.


                                 TESSA COMPLETE HEALTH CARE, INC.

                   CONSOLIDATED STATEMENT OF CHANGES IN NET CAPITAL DEFICIENCY
                      For the nine months ended September 30, 2001 and 2002


                                    Common stock        Additional                     Net
                              -----------------------    paid-in       Retained      capital
                                 Shares       Amount     capital       deficit      deficiency
                              -----------   ---------   ----------   -----------    -----------
 Balance at December 31, 2001     909,109  $   18,182  $20,802,038  $(22,037,976)  $ (1,217,756)

 Effect of 1 for 30 reverse
   split                         (875,805)    (17,576)      17,576             -              -
                               ----------     -------   ----------    ----------     ----------
 Balance at December 31,
 as restated with reverse          30,304         606   20,819,614   (22,037,976)    (1,217,756)

 Shares issued for cash         4,666,667      93,333      247,667             -        341,000

 Shares issued in exchange
   for stock options                    -           -      297,275             -        297,275

 Shares issued in exchange
   for services                29,149,644     582,993     (201,368)            -        381,625

 Shares issued in exchange
   for settlement                  38,501         770         (663)            -            107

 Net loss                               -           -            -    (1,560,986)    (1,560,986)
                              -----------   ---------   ----------   -----------    -----------
 Balance at September 30, 2002 33,885,116     677,702   21,162,525   (23,598,962)    (1,758,735)
                              ===========   =========   ==========   ===========    ===========


     The accompanying notes are an integral part of these statements.

                          TESSA COMPLETE HEALTH CARE, INC.
                              STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                        Nine-month period ended
                                                               September 30,
                                                            2002         2001
                                                        ----------------------
 Cash flows from operating activities:

   Net Loss                                            $(1,560,986) $2,718,846
                                                        ----------------------
      Adjustments to reconcile net loss
         to net cash used in operating activities:

           Depreciation and amortization                     9,752      21,291
           Write down of leasehold improvement             104,284           -
           Gain from debt restructuring                          -  (6,734,711)
           Stock based compensation                        401,633   3,488,081

           Changes in current assets and liabilities
             Increase (decrease)in accounts receivable     (19,481)     43,000
             Prepaid expenses                              (11,718)    (13,944)
             Increase (decrease) in A.P. & accrued liab.  (265,384)   (405,799)
                                                        ----------------------
   Net cash used in operating activities                  (811,132)   (883,236)
                                                        ----------------------

 Cash flows from investing activities:

   Acquisition of equipment                                     -       (2,764)
                                                        ----------------------
         Net cash used in investing activities                  -       (2,764)
                                                        ----------------------
 Cash flows from financing activities

   Proceeds from sale of stock                             618,275     905,000
   Proceeds from debt financing                            180,500           -
                                                        ----------------------
   Net cash provided by financing activities               798,775     905,000
                                                        ----------------------

 Net increase (decrease) in cash and cash equivalents      (12,357)     19,000

 Cash and cash equivalents at beginning of period           12,409           -
                                                       -----------------------

 Cash and cash equivalents at end of period            $        52  $   19,000
                                                       =======================


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


 2. Summary of Significant Accounting Policies

 Basis of consolidation: The 2002 consolidated financial statements include the accounts of the Company and Chiro One Spine & Rehabilitation, LLC
 ("Chiro One"). All inter-company accounts and transactions have been eliminated. Chiro One was consolidated up through the second quarter of 2002 because management believed it exercised significant influence over this entity. In connection with the termination of the management services agreement with Chiro One during the quarter ended September 30, 2002, all ongoing financial disclosures pertaining to Chiro One have been eliminated.

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

 By the fourth quarter of fiscal 2000 and in connection with the elimination of cash advances by Litchfield Financial Corporation ("Litchfield") for the purchase of accounts receivable generated by the medical corporations, the Company temporarily ceased operations. Furthermore, all clinic practitioners operating within the above referenced clinics had separated from the Company such that the practitioners no longer submitted billings through the Medical Corporations to which the Company was providing business services. Due to the elimination of funding for the Medical Corporations, the primary source of cash flow was eliminated and the operations of the Company ceased during the fourth quarter. The Company did restart operations during the fourth quarter of 2001in connection with the establishment of rehabilitative clinics in Greenbelt and Rockville, Maryland, however as noted above, this relationship was terminated during the third quarter of 2002.

 Administrative services: Until the third quarter of 2002, the Company had operated under administrative services relationships with Medical Corporations owned by one or more physicians. The physician(s) that own the Medical Corporations are solely responsible for the practice of medicine and delivery of medical services. As described above, the revenues and expenses of the Medical Corporations were consolidated with the operations of the Company. The Company has operated such that it had assisted in the management of day-to-day operations that include, but are not limited to, financial systems, financial management, and general bookkeeping functions.

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

 Reporting comprehensive income: The Company reports and display comprehensive income and its components as separate amounts in the consolidated financial statements. Comprehensive income includes all changes in equity during a period that results from recognized transactions and other economic events other than transactions with owners. There were no comprehensive income items to report for 2001 or for the first nine months of fiscal 2002.

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

 Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 23,051,790 for the quarter ended September 30, 2002 and 75,115,706 for the prior year's comparative period. For the nine months ended September 30, 2002, the weighted average number of common stock shares of outstanding was 15,249,042 for the nine months ended September 30, 2002 and 49,214,448 for the prior year's comparative period.

 Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share would be anti-dilutive.

 Reclassifications:  Certain  reclassifications   have  been   made  to   the
 consolidated financial statements for the period(s) ended September 30, 2002 in order to conform to the prior year's comparable presentation.


 3. Restructuring

 The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. During the third quarter of 2002, the Company terminated its management services agreement with Chiro One, LLC and as a result, the Company has ceased all operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 The Company attributes much of the difficulties it has experienced to integration difficulties the Company encountered during an expansion plan during fiscals 1998 and 1999 which increased the number of asset acquisitions at  clinics from  8 to  33, and  increased revenues  from  $2.1 million to $22 million for the fiscal years 1997 through 1999. In connection with the aforementioned expansion plan and the resulting efforts to stabilize the Company, Tessa recognized losses in the amounts of $7,107,465 and $16,836,680 for the years ended December 31, 2000 and 1999, respectively. To help address the above issues, the Company initiated managerial, financial, and operational restructurings during fiscal 2000 that continued into fiscal 2002. In addition, during 2001 the Company shifted its business strategy from the prior plan of expansion through the acquisition of pre-existing multi - disciplinary practices to a strategy, which involved the Company entering into concessionary agreements with high profile health clubs and initiating rehabilitative type clinics within such clubs.

 Managerial restructurings which were initiated during 2000 and continued into the first quarter of fiscal 2001 when Robert Flippin resigned and Dr. Brian Regan was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, and as a Director. In addition, there were other changes during the first quarter of fiscal 2001 to the Company's Board of Directors in that Norman Perry was added as a Director whereas Mr. Robert Verhey and Ms. Judith Krueger resigned as Directors. In addition, Messrs. Bill Leonard and Steve Wilson were added as Directors during the second quarter of 2002.

 Changes to management have continued in that during September of 2002, the Company's Board of Directors elected to terminate Brian Regan as President, CEO, CFO and Director and replace Dr. Regan with Stephen D. Wilson. Mr. Wilson is also Secretary of the Company. The Board also elected to terminate Mark Newman as the Company's Vice President, Director and has not named a replacement.

 As to financial restructurings, the Company had undertaken and executed plans which were initiated in fiscal 2000 and continued into fiscal 2002 which included: 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; and 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company. Although approximately $9 million of the approximately $10.3 in debt had been eliminated due to settlements, offsets, and/or the determination that the debt was not owed there still remained excess of $1.2 million in obligations and numerous litigation items.

 As stated above, the Company has continuously attempted to address going concern matters which primarily arose during the expansion efforts in 1998 and 1999, and which have continued to the present. During fiscal 2001 and into fiscal 2002, the Company was able to raise enough capital to settle a large portion of the financial restructuring matters and re-establish operations with the managerial services agreement with Chiro One, Inc.
 However during the third quarter of 2002, the Company was no longer able to raise the capital needed to support continuing financial restructuring matters and the financial investment and subsidization needed to maintain its relationship with Chiro One, Inc. As a result, it terminated the managerial services agreement with Chiro One and consequently, the Company ceased all operations during the third quarter of 2002. The Company's management is currently exploring alternatives for proceeding forward through merger and/or the raising of capital, however there currently are no opportunities that would allow the Company to re-establish revenue generating operations in the immediate future.

 There are no assurances that the Company's above-mentioned plans will generate profits or that the Company will be able to restructure debt and cover overhead within a manageable range relative to profitability and/or the acquisition of debt/equity financing. The Company's success is dependent upon its ability to develop profitable operations. To accomplish these goals, Tessa will require additional equity and/or debt financing and its absence could further hinder the Company's ability to proceed.


 4. Stockholders' equity

 During January of 2002, the company conducted a private placement of its securities such that 100 million shares of common stock were purchased at a price of $.002 per share. The sale provided cash proceeds of $200,000. In addition, the Company entered into consulting agreements with Dan Smith which provided that Mr. Smith could purchase up to 166 million shares of common stock at a price of $.03 and .045 (150 million) in exchange for services that were to be valued at $500 per hour. During the three months ended March 31, 2002, Mr. Smith exercised options provided to him under the consulting agreement to purchase 253,224,375 shares of the Company's common stock. During the quarter ended June 30, 2002, Mr. Smith exercised options provided to him under consulting agreements to purchase 61,866,566 (pre-reverse split of June 4, 2002) and to purchase 2,833,353 (post reverse split of June 4, 2002) shares of the Company's common stock. The proceeds to the Company for the above mentioned options amounted to $277,275. Management of the Company valued the shares issued (on average) at $.0044 per share.

 During the third quarter of 2002, 17,145,928 were issued to Mr. Smith in connection with consulting services provided. In addition, the Company issued 36,834 shares of common stock in connection with settlement agreements.

 Management of the Company estimated the value of the Company's shares issued after considering the historical trend of the trading prices for its common stock, the limited volume of shares being traded, and the valuation of stock in connection with the issuance of stock with a private placement in January 2002.


 5.  Notes Payable

 During the third quarter of 2002, the Company entered into a Secured Promissory Note with Dan Smith. The note, which is secured by essentially all of the Company's assets, provides for a loan of $180,500 payable upon demand. Interest shall accrue at the rate of 8% per annum on the principal, payable in annual installments of interest only, beginning and continuing on the 4th day of October 2002, until the principal is paid in full.


 6.  Review of Report by Independent Auditor

 Effective March 15,  2000, the Securities  and Exchange  Commission  adopted a rule requiring that interim auditor reviews must be undertaken by all companies subject to the Section 12(g) reporting requirements promulgated under the Securities Exchange Act of 1934, as amended. The Company's independent auditor, Timothy L. Steers, CPA LLC, has not reviewed the interim financial statements included in this Report, but it is anticipated that they will do so in the near future. In the event of any requirement that revisions be undertaken by the Company to this Report, the Company will file an amendment accordingly.


 Item 2. Management's Discussion and Analysis or Plan of Operations

                                   Overview

 The following discussion should be read in conjunction with the Company's un-audited financial statements and notes included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

 The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three and nine month periods ended September 30, 2002 and 2001.

                         Restructuring/Going Concern

 The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. During the third quarter of 2002, the Company terminated its management services agreement with Chiro One, LLC and as a result, the Company has ceased all operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 The Company attributes much of the difficulties it has experienced to integration difficulties the Company encountered during an expansion plan during fiscals 1998 and 1999 which increased the number of asset acquisitions at  clinics from  8 to  33, and  increased revenues  from  $2.1 million to $22 million for the fiscal years 1997 through 1999. In connection with the aforementioned expansion plan and the resulting efforts to stabilize the Company, Tessa recognized losses in the amounts of $7,107,465 and $16,836,680 for the years ended December 31, 2000 and 1999, respectively. To help address the above issues, the Company initiated managerial, financial, and operational restructurings during fiscal 2000 that continued into fiscal 2002. In addition, during 2001 the Company shifted its business strategy from the prior plan of expansion through the acquisition of pre-existing multi- disciplinary practices to a strategy, which involved the Company entering into concessionary agreements with high profile health clubs and initiating rehabilitative type clinics within such clubs.

 Managerial restructurings which were initiated during 2000 and continued into the first quarter of fiscal 2001 when Robert Flippin resigned and Dr. Brian Regan was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, and as a Director. In addition, there were other changes during the first quarter of fiscal 2001 to the Company's Board of Directors in that Norman Perry was added as a Director whereas Mr. Robert Verhey and Ms. Judith Krueger resigned as Directors. In addition, Messrs. Bill Leonard and Steve Wilson were added as Directors during the second quarter of 2002.

 Changes to management have continued in that during September of 2002, the Company's Board of Directors elected to terminate Brian Regan as President, CEO, CFO and Director and replace Dr. Regan with Stephen D. Wilson. Mr. Wilson is also Secretary of the Company. The Board also elected to terminate Mark Newman as the Company's Vice President, Director and has not named a replacement.

 As to financial restructurings, the Company had undertaken and executed plans which were initiated in fiscal 2000 and continued into fiscal 2002 which included: 1) the conversion of debt to equity; 2) the conversion of debt to payment plans; and 3) settlements of debt in exchange for heavily discounted lump sum payments by the Company. Although approximately $9 million of the approximately $10.3 in debt had been eliminated due to settlements, offsets, and/or the determination that the debt was not owed there still remained excess of $1.2 million in obligations and numerous litigation items.

 As stated above, the Company has continuously attempted to address going concern matters which primarily arose during the expansion efforts in 1998 and 1999, and which have continued to the present. During fiscal 2001 and into fiscal 2002, the Company was able to raise enough capital to settle a large portion of the financial restructuring matters and re-establish operations with the managerial services agreement with Chiro One, Inc.
 However during the third quarter of 2002, the Company was no longer able to raise the capital needed to support continuing financial restructuring matters and the financial investment and subsidization needed to maintain its relationship with Chiro One, Inc. As a result, it terminated the managerial services agreement with Chiro One and consequently, the Company ceased all operations during the third quarter of 2002. The Company's management is currently exploring alternatives for proceeding forward through merger and/or the raising of capital, however there currently are no opportunities that would allow the Company to re-establish revenue generating operations in the immediate future.

 There are no assurances that the Company's above-mentioned plans will generate profits or that the Company will be able to restructure debt and cover overhead within a manageable range relative to profitability and/or the acquisition of debt/equity financing. The Company's success is dependent upon its ability to develop profitable operations. To accomplish these goals, Tessa will require additional equity and/or debt financing and its absence could further hinder the Company's ability to proceed.

                            Results of Operations

 Comparison of Results of Operations for the three and nine months ended September 30, 2002 and 2001.

 Revenues were zero for the quarters ended September 30, 2002 and 2001. For the nine month period ended September 30, 2002, revenues were $104,863 versus zero for the prior year's comparable period. The increase in revenue for the nine month period was attributed to the re-establishment of operations in connection with the Company entering into an administrative services agreement with Chiro One, Inc. and the consolidation of revenue generated by Chiro One, Inc. The quarters ended September 30, 2002 and 2001 reflect the discontinuance of operations which occurred from October of 2000 through September 2001, and the discontinuance of operations which occurred during the third quarter of 2002 as a result of the termination of the agreement with Chiro One, Inc.

 Operating expenses decreased by $1,774,773 to $820,340 for the quarter ended September 30, 2002 versus $2,595,113 for the prior year's comparative three month period. For the nine months ended September 30, 2002, operating expenses decreased by $2,350,016 to $1,665,849 versus $4,015,865 for the prior year's comparative period. The Company attributes the decreases due to the reduction of stock based compensation which amounted to $2,342,266 for the quarter ended September 30, 2001 and $3,488,081 for the nine month period ended September 30, 2001 as compared to $34,366 for the quarter ended September 30, 2002 and $401,633 for the nine month period ended September 30, 2002. In addition, $500,000 of the above mentioned $820,340 in operating expenses for the quarter ended September 30, 2002 is a result of an increase in accruals for potential obligations that have arisen as a result of the Company's inability to continue operations. More specifically, these potential obligations may arise as a result of the Company's inability to pay concession fees and the resulting termination of concessionary agreements between the Company and Bally Total Fitness Centers ("Ballys") in Greenbelt, Maryland, Rockville, Maryland, Blue Ash, Ohio and Cincinnati, Ohio. In addition, the Company also wrote down during the third quarter of 2002 leasehold improvements totaling $104,284 that the Company had recognized in connection with improvements made to the aforementioned Ballys' facilities in Maryland.

 During the three and nine month periods ended September 30, 2001, the Company also reported restructuring gains of $4,658,650 and 6,734,711 respectively, as compared to zero for the three and three month periods ended June 30, 2002.

 As a result of the foregoing factors, the Company reported a net loss of $820,340 for the quarter ended September 30, 2002 as compared to net income of $2,063,537 for the quarter ended June 30, 2001, and a net loss of $1,560,986 for the nine month period ended September 30, 2002 as compared to net income of $2,718,846 for the nine month period ended September 30, 2001. The Company reported a net loss per share of $.04 for the quarter ended September 30, 2002 versus a net gain per share of $.03 for the prior year's comparative period. The Company reported a net loss per share of $.10 for the nine month period ended September 30, 2002 versus a net gain per share of $.06 for the prior year's comparative period.

                       Liquidity and Capital Resources

 Cash flow from operations was a negative $811,132 for the nine month period ended September 30, 2002 versus a negative $883,236 for the prior year's comparative period. The Company financed the negative cash flows through the sale of equity and debt financing during the nine month periods ended September 30, 2002 and 2001.

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

 Management has recognized the Company's need to raise additional capital for working capital purposes, as well as to eliminate the existing debt. In response, the Company exercised on plans during fiscal 2001 and into fiscal 2002 which have included: i) the conversion of debt to equity; ii) the conversion of debt to payment plans; iii) settlements of debt in exchange for heavily discounted lump sum the full extent of obligation, if any, and whether the obligation is owed by Medical Corporations to which the Company only provided managerial services for, or by the Company. Also, during 2001, the Company raised $1,415,000 in connection with the exercise of options to purchases shares of the Company's common stock at exercise prices between $.03 and $.04 per share. During the nine months ended September 30, 2002, the Company raised $798,775 as a result of: 1) a private placement of $200,000; 2) $418,275 that was raised from the exercise of options to purchase the Company's common stock; and 3) $180,500 that was raised in connection with secured debt financing.

 The Company cannot assure that its negotiations and restructuring plans will be successful, that it will be able to generate profits, or that it will have sufficient capital to continue operations.


                          Part II. OTHER INFORMATION

 Item 1. Legal Proceedings

 The Company has been named as a defendant in the matter of Christensen v. Tessa Complete Health Care, Inc., et al. in the Superior Court for the County of Clark, State of Washington, Case No. 01-2-00625-1, the Complaint of which alleges breach of employment contract and related claims. The Company has reached a settlement with the plaintiffs and the case was dismissed on or about October 15, 2002.

 The Company has been named as a defendant in the matter of Collier v. Tessa Complete Health Care, Inc., in the Circuit Court for the County of Multnomah, State of Oregon, Case No. 0105 05256, the Complaint of which arises out of a judgment previously obtained by the plaintiff against Spine & Rehabilitation Centers of Oregon, P.C., a medical corporation, for breach of an employment contract. The Company was not a party to the previous litigation matter. The Company has reached a settlement with the plaintiff and the case was dismissed on or about September 11, 2002.

 The Company has been named as a defendant in the matter of Dabbs v. Tessa Complete Health Care, Inc., et al., in the Circuit Court for Harford County, State of Maryland, Case No. 12-C-02-002912, the Complaint of which alleges breaches of employment and other contracts and promissory note and violation of state securities laws.

 The Company has been named as a defendant in the matter of Flippin v. Tessa Complete Health Care, Inc. in the Superior Court for the County of San Diego, State of California, Case No. GIN019121, the Complaint of which alleges breach of contract. The Company is defending against this claim.

 The Company has been named as a defendant in the matter of Fryer v. Tessa Complete Health Care, Inc., et al. in the Court of Common Please for the County of Hamilton, State of Ohio, Case No. A00005007, the Complaint of which alleges breach of employment contract. The Company reached a settlement with the plaintiff and was dismissed from the case on or about November 9, 2001, but was named as a third-party defendant in a Third-Party Complaint seeking indemnification. The Company has reached a settlement with the third-party plaintiff and the case was dismissed on or about September 24, 2002.

 The Company has been named as a  defendant in the matter of Gonzalez-  Wiley
 v. Tessa Complete Health Care, Inc., et al. in the United States District Court for the District of Oregon, Case No. CV00-1320AS, the Complaint of which alleges breach of employment contract and related claims. The stipulated judgment pursuant to a settlement was entered in the amount of $25,000 on June 26, 2002.

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

 The Company has been named as a defendant in the matter of Thelander v. Tessa Complete Health Care, Inc., et al. in the Circuit Court for the County of Multnomah, State of Oregon, Case No. 0105 05257, the Complaint of which arises out of a judgment previously obtained by the plaintiff against Spine & Rehabilitation Centers of Oregon, P.C., a medical corporation for breach of an employment contract. The Company was not a party to the previous litigation matter. The Company has reached a settlement with the plaintiff and the case was dismissed on or about September 11, 2002.

 The Company has been named as a defendant in the matter of Wallace v. Tessa Complete Health Care, Inc., et al. in Circuit Court for the County of
 Multnomah, State of Oregon, Case No. 0010-10524, the Complaint of which arises out of a malpractice claim, and the Company is being defended against these claims.

 The Company was named at different times by various individuals seeking wages in with various state labor boards, and judgments have been entered against the Company collectively totaling approximately $106,000.

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


 Item 2. Changes in Securities.

 During January of 2002, the company conducted a private placement of its securities such that 100 million shares of common stock were purchased at a price of $.002 per share. The sale provided cash proceeds of $200,000. In addition, the Company entered into consulting agreements with Dan Smith which provided that Mr. Smith could purchase up to 166 million shares of common stock at a price of $.03 and .045 (150 million) in exchange for services that were to be valued at $500 per hour. During the three months ended March 31, 2002, Mr. Smith exercised options provided to him under the consulting agreement to purchase 253,224,375 shares of the Company's common stock. During the quarter ended June 30, 2002, Mr. Smith exercised options provided to him under consulting agreements to purchase 61,866,566 (pre-reverse split of June 4, 2002) and to purchase 2,833,353 (post reverse split of June 4, 2002) shares of the Company's common stock. The proceeds to the Company for the above mentioned options amounted to $277,275. Management of the Company valued the shares issued (on average) at $.0044 per share.

 During the third quarter of 2002, 17,145,928 were issued to Mr. Smith in connection with consulting services provided. In addition, the Company issued 36,834 shares of common stock in connection with settlement agreements.

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


 Item 4. Submission of Matters to a Vote of Security Holders.

 There have been no matters submitted to a vote of security holders during the quarter ended September 30, 2002.


 Item 5. Other Information. None.


 Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

 10.5 Consulting Agreement dated August 29, 2002.

 10.6 Demand Promissory Note dated October 4, 2002.

 (b) Reports on Form 8-K None.

                           SIGNATURE/CERTIFICATION

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of Tessa Complete Health Care, Inc. (the"Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen D. Wilson, Chief Executive Officer and Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                       Tessa Complete Health Care, Inc.



                       By:  /s/ Stephen D. Wilson
                       ------------------------------
                       Stephen D. Wilson, President,
                       Chief Executive Officer and Chief Financial Officer